Form 10-Q
period 1995-03-31
TRIANGLE CORP
filed 1995-05-15
CIK 99703

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1995

                                          OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________ to __________

                           Commission File Number:   1-7675

                           AUDITS & SURVEYS WORLDWIDE, INC.
                (Exact name of registrant as specified in its charter)


                       Delaware               13-1809586
          (State or other jurisdiction      (I.R.S. Employer
           of incorporation or               Identification No.)
              organization)

                    650 Avenue of the Americas, New York, NY 10011
                       (Address of principal executive offices)
                                      (Zip Code)

          Registrant's telephone number, including area code: (212) 627-9700

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes    X    No

               The number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 1995 was:

                  Class                              Number of Shares
               Common Stock, $0.01 par value            13,094,755

                           AUDITS & SURVEYS WORLDWIDE, INC.

                                        INDEX

                                                                       Page
          Part I.             FINANCIAL INFORMATION

          Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets-
                   March 31, 1995 and December 31, 1994                 3-4

                 Condensed Consolidated Statements of Income-
                   Three Months ended March 31, 1995 and April 2, 1994    5

                 Condensed Consolidated Statements of Cash Flows-
                   Three Months ended March 31, 1995 and April 2, 1994    6

                 Condensed Consolidated Statement of Stockholder's
                   Equity - March 31, 1995                                7

                 Notes to Condensed Consolidated Financial Statements  8-10

          Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       11-12

          Part II.            OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of Security
                   Holders                                            13-14

          Item 6.  Exhibits and Reports on Form 8-K                      15

                 Signatures                                              16

          AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEETS


                                                   Mar. 31, 1995          Dec. 31, 1994
                                                      (Unaudited)
            ASSETS

            CURRENT ASSETS:
              Cash                                   $    399,642           $    754,309
              Accounts receivable:
                 Billed                                 6,116,663              7,413,448
                 Unbilled                               2,661,400              1,947,728
              Prepaid expenses and other
                 current assets                         1,505,296              1,199,070
              Net assets held for sale                  1,949,386              -

                 Total current assets                  12,632,387             11,314,555

            PROPERTY AND EQUIPMENT:
              Furniture and fixtures                      370,401                367,660
              Equipment                                 1,631,506              1,566,316
              Leasehold improvements                    2,729,239              2,729,239
              Assets held under capital leases            222,862                222,862

                 Total                                  4,954,008              4,886,077

              Less accumulated depreciation
                 and amortization                      (2,484,599)           (2,361,638)

                 Property and equipment - Net           2,469,409              2,524,439


              Receivable from sale of assets              500,000                      -
              Prepaid pension costs                       879,106                      -
              Due from officers/stockholders                6,135                 36,869
              Cash surrender value of officers'
                 life insurance                           327,601                293,270
              Deferred income taxes                       812,426                792,840
              Deferred merger costs                             -              1,112,703
              Other assets                              1,606,491                403,771

            TOTAL                                    $ 19,233,555           $ 16,478,447

                   See notes to condensed consolidated financial statements.

          AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          Mar. 31, 1995    Dec. 31, 1994
                                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable - bank                           $1,200,000                -
  Accounts payable and accrued expenses           5,292,330       $2,940,633
  Accrued payroll and bonuses                     1,212,242        3,432,680
  Notes payable to officers/stockholders          1,266,102        1,500,000
  Customer billings in excess of revenues
       earned                                     3,733,033        4,613,145
  Income taxes payable                              421,666          595,065
  Current portion of long-term debt                 340,179          366,000
  Current portion of capital lease
       obligations                                   54,368           44,211
     Total current liabilities                   13,519,920       13,491,734

  Long-term debt, net of current portion            375,000          439,802
  Capital lease obligations, net of
       current portion                               92,819          104,362
  Deferred compensation                             300,622          292,953
  Accrued rent                                      960,852          963,736
  Minority Interest                                  47,380           54,122


     Total liabilities                           15,296,593       15,346,709
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 30,000,000
  shares authorized; 13,094,744 shares issued
  at March 31, 1995; and 10,475,804 shares
  issued at December 31,1994                        130,948           14,286
  Additional paid-in capital                      2,071,572          333,960
  Retained earnings                               1,734,526        1,167,656
  Cummulative foreign currency
       translation adjustment                           (84)         (3,846)
  Total capital stock                             3,936,962        1,512,056

  Treasury stock, at cost                                 0         (380,318)

     Total stockholders' equity                   3,936,962        1,131,738

TOTAL                                           $19,233,555      $16,478,447

 See notes to condensed consolidated financial statements.

          AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                              Three Months Ended
                                          Mar. 31, 1995  Apr. 2, 1994


          REVENUES                        $13,312,846    $9,550,921

          COSTS AND EXPENSES:
            Direct costs                    6,357,864     3,371,466
            Selling, general and
               administrative expenses      5,673,786     5,088,819
            Incentive bonuses                 464,000       678,812
            Interest expense                   59,592        49,208
            Other (income) - Net             (171,563)     (119,459)


          TOTAL COSTS AND EXPENSES         12,383,679     9,068,846

          INCOME BEFORE PROVISION FOR
            INCOME TAXES                      929,167       482,075

          PROVISION FOR INCOME TAXES          362,297       153,534

          NET INCOME                      $   566,870    $  328,541


          NET INCOME PER SHARE            $      0.05    $     0.03

          WEIGHTED AVERAGE NUMBER OF
           COMMON SHARES OUTSTANDING        10,679,500   10,475,804










               See notes to condensed consolidated financial statements.

          AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 Three Months Ended

                                                               Mar. 31, 1995  Apr. 2, 1994

            CASH FLOW FROM OPERATING ACTIVITIES:
              Net income                                          $566,870     $328,541
              Adjustments to reconcile net income to net cash
                used in operating activities:
              Depreciation and amortization                        120,415      133,340
              Deferred income taxes                                (59,371)     102,598
              Deferred compensation                                  7,669        7,491
              Amortization of deferred charges                       8,561       12,806
              Increase in cash surrender value of
                officers' life insurance                          (34,331)            -
              Accrued rent                                          (2,884)    (238,702)
              Minority Interest                                     (6,742)      48,697
              Changes in operating assets and liabilities:
              Accounts receivable                                  583,113     (834,190)
              Prepaid expenses and deferred changes               (221,167)    (171,809)
              Other current assets                                  42,283       96,067
              Other noncurrent assets                             (955,947)    (118,641)
              Income taxes payable                                (173,399)      49,941
              Accounts payable and accrued expenses              1,079,280      641,519
              Accrued payroll and bonuses                       (2,220,438)  (1,250,758)
              Customer billings in excess of revenues
                earned                                            (880,112)     514,358

                  Net cash used in operating activities         (2,146,200)    (678,742)

            CASH FLOWS FROM INVESTING ACTIVITIES:
              Loans to officers/stockholders                        (9,167)     (24,577)
              Repayment of loans from officers/stockholders         39,901        4,567
              Repayment of loans from affiliates                         -       55,502
              Purchases of property and equipment                 (65,385)     (73,906)
              Investment in subsidiary                                   -      30,805
              Payment of deferred merger costs                    (141,465)           -
              Cash received from Triangle merger                 1,089,794                                          -

              Net cash provided (used) in investing
                activities                                         913,678      (7,609)
            CASH FLOWS FROM FINANCING ACTIVITIES:
              Proceeds from short-term borrowings-bank           1,200,000      750,000
              Principal payments on notes
                payable-officers/stockholders                     (233,898)   (153,786)
              Principal payments on long-term debt                 (90,623)    (75,942)
              Principal payments on capital
                lease obligations                                   (1,386)    (10,039)
              Distribution to stockholders                               -    (161,431)

              Net cash provided by financing activities            874,093     348,802







            EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH              3,762      (1,579)
            NET INCREASE (DECREASE) IN CASH                       (354,667)    (339,128)

            CASH, BEGINNING OF PERIOD                              754,309      720,081

            CASH, END OF PERIOD                                   $399,642     $380,953

            SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
              Cash paid during the year for:   Interest          $  31,196    $  43,635
                                               Income taxes      $ 710,944    $       0

              The Company issued common stock in order to effect the merger with Triangle. Such stock aggregated $2,234,592 (net of $1,254,168 of related merger costs). In conjunction with the acquisition, liabilities were assumed as follows:

              Fair value of assets acquired (includes
                $1,089,794 of cash acquired)                    $2,707,009
              Value of common stock issued (net of
                $1,254,168 of related merger costs)              2,234,592

              Liabilities assumed                             $    472,417

            See notes to condensed consolidated financial statements.

          AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
          EQUITY (UNAUDITED)


                                                                  ADDITIONAL
                                           COMMON        STOCK        PAID-IN      RETAINED        TREASURY        STOCK
                                            SHARES       AMOUNT        CAPITAL      EARNINGS         SHARES         AMOUNT
    BALANCE,
    DECEMBER 31, 1994                   14,075,650     $14,286        $333,960    $1,167,656       3,600,551      $380,318
            Net income                           0           0               0       566,870               0             0

            Triangle merger              2,769,706     116,662       3,188,531             0         150,050     1,070,601

            Elimination of
              Treasury Shares           (3,750,601)          0      (1,450,919)            0      (3,750,601)  (1,450,919)


    BALANCE, MARCH 31, 1995             13,094,755    $130,948      $2,071,572    $1,734,526               0            $0























         See notes to condensed consolidated financial statements.

               AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


    1. The accompanying financial statements of Audits & Surveys Worldwide, Inc. ("the Company" or the "Combined Company") include the accounts of Audits and Surveys, Inc. and subsidiaries ("A&S") for the entire period and the accounts of The Triangle Corporation ("Triangle") as of March 24, 1995, the effective date of the merger (the "Merger") described in Note 3. Triangle, as used hereinafter, refers to the Company prior to the Merger.

    2. The 1995 and 1994 financial statements have been prepared by the Company and are unaudited. In the opinion of the Company's management all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements presented herein should be read in conjunction with the year-end consolidated financial statements and notes thereto included in Triangle's Annual Report on Form 10-K for the year ended December 31, 1994, and the historical financial statements and notes thereto of A&S for the year ended December 31, 1994 included in the Company's Form 8K/A filed with the Securities and Exchange Commission on May 15, 1995. The results of operations for the three month periods ended March 31, 1995 and April 2, 1994 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

    3.    Merger

          On March 24, 1995, the Company completed the Merger between Triangle and A&S. In accordance with the terms of the Merger

          Agreement, each share of Triangle's common stock outstanding prior to the consummation of the Merger remained outstanding. Each share of A&S's common stock outstanding prior to the Merger was exchanged for 1,407.565 shares of Triangle's common stock. Upon consummation of the Merger, the holders of Triangle's common stock immediately prior to the Merger owned 20% of the Combined Company's common stock and the holders of A&S's common stock immediately prior to the Merger owned 80% of the Combined Company's common stock. For accounting and financial reporting purposes, the Merger has been treated as a reverse acquisition in accordance with generally accepted accounting principles, with A&S being deemed to be acquiring Triangle's net assets in return for a 20% equity interest in A&S. The name of the Combined

          Company was changed to Audits & Surveys Worldwide, Inc. Triangle's results of operations have been included in the consolidated financial statements of the Company subsequent to the effective date of the Merger. The purchase price has been allocated among the fair value of Triangle's net assets acquired. Any excess purchase price, including approximately $1,254,168 of Merger related expenses, has been charged to paid-in capital. Accordingly, no goodwill has been recorded in connection with this transaction.

          The following unaudited pro forma summary presents the consolidated results of operations as if the Merger had occurred at the beginning of each period presented and does not purport to be indicative of what would have occurred had the Merger been completed as of those dates or of results which may occur in the future.

                                                       Three Months Ended
                                                  March 31, 1995   Apr. 2, 1995
    Revenues                                        $13,313,000     $9,551,000

    Income from continuing operations             $     399,000    $   345,000
    Income (loss) from discontinued
         operations                                       6,000        (81,000)
    Net income                                    $     405,000    $   264,000

    Income per share from continuing
         operations                               $         .03    $       .03
    (Loss) per share from discontinued
         operations                                         .00          (.01)
    Net income per share                          $         .03    $       .02



          4.   Commitments and Contingencies

               On March 24, 1995, the Company entered into employment and compensation agreements with its Chief Executive Officer ("CEO"), its President and both of its Executive Vice-Presidents. The agreement with the CEO provides that he will be employed for a period of five years at a base salary of $350,000 per annum, plus discretionary bonuses as may be determined by the Board of Directors. At any time after March 24, 1998, the CEO may elect to terminate his status as a full-time employee and become a consultant to the Company for the balance of the term of his employment agreement and receive a consulting fee equal to $175,000 per annum. The President and two Executive Vice-Presidents have each entered into an employment agreement for a term of three years at a salary of $300,000, $250,000, and $195,000 per annum, respectively, as well as discretionary bonuses as may be determined by the Board of Directors.

               On February 6, 1995, the Company entered into a five year agreement with a supplier whereby the Company will pay $1,500,000 for retail sales data and other rights as specified in the agreement. In the event of termination, the amounts owed to the supplier would be prorated based on the proportion of sales data received during the period prior to termination. As of March 31, 1995, the Company has paid the supplier $1,000,000. The balance of $500,000 is to be paid at a rate of $100,000 a year over the five year period.
               On August 4, 1993, Triangle completed the sale of substantially all of the assets and properties constituting its mechanics' hand tool, horseshoe and farrier tool business ("Cooper Agreement") to Cooper Industries, Inc. ("Cooper"). On February 3, 1995, Triangle was notified by Cooper that Triangle had allegedly breached certain representations and warranties made to Cooper in the Cooper Agreement. The alleged breaches pertained to a representation that Triangle had no knowledge of the existence of any undisclosed underground storage tanks ("USTs"). In such notice, Cooper advised Triangle that its damages arising from this breach could be in excess of $1,000,000, and that Cooper would therefore withhold a conditional payment of $1,000,000, plus interest, due to Triangle by February 10, 1995, until the matter was resolved.
               On March 9, 1995, Mobil Oil Corporation ("Mobil") notified Cooper that Mobil believed the USTs in question were left from a former Mobil service station operation on the same premises, and that Mobil would, subject to a reservation of its rights, assume lead responsibilities for investigative and/or remedial activities at the site. Based in part upon the receipt of this letter from Mobil, Cooper paid to Triangle the aforesaid $1,000,000, plus interest, on March 17, 1995, and notified Triangle that Cooper would hold its claim against Triangle in abeyance pending final resolution of the matter. Based upon both Mobil's commitment and the Company's investigation of the removal and remedial costs likely to be incurred with respect to the existence of these USTs, the Company does not believe that a payment, if any, to Cooper by the Company of any damages that may be suffered by Cooper with respect to the alleged breach' would be likely to have a material effect on the Company's consolidated results of operations or financial position. Furthermore, the Company believes that it has valid defenses to any potential Cooper claims.

               A Triangle subsidiary, Diamond Tool and Horseshoe Co., now inactive and known as Tri-North, Inc., is one of a large number of third-party defendants in an action brought by the U.S.

               Environmental Protection Agency. The action involves the cleanup of the Arrowhead Refinery Superfund site in Minnesota and the defendants are seeking the right to reimbursement of a portion of their costs from the third-party defendants. In prior years, Triangle expensed $100,000, excluding legal costs, relating to this action. Any further liability with respect to this action would constitute an Assumed Liability (as defined) under the terms of the Cooper Agreement described above. Cooper is obligated to indemnify the Company against any such liability (including the cost of obtaining a settlement or consent order releasing the Company from further liability). However, the final conditional payment due from Cooper of $500,000 (plus interest thereon) is due when and if the Company obtains a satisfactory settlement or consent order releasing it from further liability with respect to this action in accordance with the Cooper Agreement, which $500,000 is to be reduced by the amount paid in connection with such a settlement or consent order. Notwithstanding the fact that the Company's maximum exposure from this litigation is therefore in effect limited to the loss of this $500,000 conditional payment, a range of possible loss cannot be reasonably estimated. The Company's ultimate liability in this matter is not, however, expected to have a material effect on the Company's consolidated results of operations or financial position.

          Management's Discussion and Analysis of Financial Condition and Results of Operations

          Results of Operations

          On March 24, 1995 the Company completed the Merger between Triangle and A&S. In accordance with the terms of the Merger Agreement, each share of Triangle's common stock outstanding prior to the consummation of the Merger remained outstanding. Each share of A&S's common stock outstanding prior to the Merger was exchanged for 1407.565 shares of Triangle's common stock. Upon consummation of the Merger, the holders of Triangle's common stock immediately prior to the Merger owned 20% of the Combined Company's common stock and the holders of A&S's common stock immediately prior to the Merger owned 80% of the Combined Company's common stock. For accounting and financial reporting purposes, the Merger has been treated as a reverse acquisition in accordance with generally accepted accounting principles, with A&S being deemed to be acquiring Triangle's assets in return for a 20% equity interest in A&S. The name of the Combined Company was changed to Audits & Surveys Worldwide, Inc. Triangle's results of operations have been included in the consolidated financial statements of the Company subsequent to the effective date of the Merger. The purchase price has been allocated among the fair value of Triangle's net assets acquired. Any excess purchase price, including approximately $1,254,168 of Merger related expenses, has been charged to paid-in capital. Accordingly, no goodwill has been recorded in connection with this transaction.

          Triangle's operations for the period March 24, 1995 to March 31, 1995 are not significant. For convenience the acquisition has been recorded as of March 31,1995 for accounting purposes. The following discussion is therefore applicable only to the Company's operations (formerly A&S).


          Revenues increased in the first three months of 1995 by approximately $3,762,000 over the comparable period in 1994. Revenues from the Company's customer satisfaction division increased approximately $1,392,000 primarily resulting from two major mystery shopping customer satisfaction surveys. Syndicated revenues from the audit divisions increased by $1,356,000 due to implementation of a new study for a major financial services client and for services performed on other new syndicated studies introduced in the past six to nine months. The Company's remaining increases in revenue came from various new and expanding applications in both custom and tracking services.

          Direct costs increased approximately $2,986,000 in the first three months of 1995 compared with 1994. The additional direct costs stem from higher volume in the Company's customer satisfaction and audit divisions. The international division also experienced an increase in direct costs due to a change in the mix of custom research services provided in the first three months of 1995 compared with the previous year.

          Selling, general and administrative ("SG&A") expenses increased approximately $585,000 for the period. Approximately $445,000 of the increase resulted from higher base compensation for several key employees upon implementation of new compensation agreements and additional salaries of new personnel related to generation of the increased revenues previously discussed. SG&A expenses as a percentage of revenues decreased from 53% in the first three months of 1994 to 43% in the comparable three month period of 1995.

          Incentive bonuses for the first three months of 1995 were approximately $215,000 lower than the same period of 1994. The decrease resulted from the implementation of new compensation agreements with several key employees whereby base salaries were increased (see SG&A above) and incentive compensation levels were simultaneously decreased.

          Liquidity and Capital Resources

          Cash flow from operations and borrowings under its credit facilities are the Company's primary sources of funds. The Company's cash flow and borrowings have been sufficient to provide funds for working capital, capital expenditures and payment of principal and interest on indebtness. Working capital (deficiency) as of March 31,1995 was ($888,000) and as of December 31, 1994 was ($2,177,000). The
          deficiency at December 31, 1994 was caused primarily by the payment of approximately $1,124,000 in merger related costs through the preceding six months and recognition of $595,000 in tax liability as the Company transitioned from S Corporation to C Corporation status.

          The improvement in the Company's working capital (deficiency) as of March 31, 1995 is due to the additional working capital provided as a result of the merger with Triangle and to a decrease in the amounts billed to customers prior to revenue recognition on percentage-of-completion contracts.

          The Company generated approximately $874,000 in cash from investing activities for the three months ended March 31,1995 as approximately $1,090,000 in cash received through the Triangle merger was offset by $141,000 in additional merger related costs.

          During the three months ended March 31, 1995, the Company's financing activities provided $874,000 in cash as short-term borrowings of $1,200,000 were offset by payments on long-term bank borrowings and on short-term borrowings from officers of the Company. Cash used in financing activities for the three months ended April 2, 1994 provided approximately $349,000 as short-term borrowings of $750,000 were offset by payments on long-term and short-term borrowings and by distributions of undistributed S corporation dividends.

          The Company believes that its current sources of liquidity and capital resources will be sufficient to fund its working capital needs and long-term obligations for the foreseeable future.

                               PART II - OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of Security Holders.

               At the Annual Meeting of Stockholders (the "Meeting") of Triangle, held on March 16, 1995, Triangle's stockholders were asked to vote on the following four proposals:

          4.  Election of Directors

               To elect four directors, each to hold office until the next Annual Meeting of Stockholders or until his respective successor is elected and qualified. The following directors were elected at the
          Meeting: H. Arthur Bellows, Jr., Charles E. Bradley; Thomas P. Howes; and William A. Zebedee. However, in accordance with the terms of the Merger Agreement, dated August 11, 1995, between Triangle and A&S, as amended by Amendment No. 1 thereto dated as of October 7, 1994, Amendment No. 2 thereto dated as of January 6, 1995, Amendment No. 3 thereto dated as of January 31, 1995, and Amendment No. 4 thereto dated as of February 8, 1995 (as so amended, the "Merger Agreement), and the transactions contemplated thereby, Thomas P. Howes ceased to be a director of the Company at the time of the consummation of the Merger.

          5.  Resolution Authorizing and Approving the Merger

               To consider and vote upon the adoption of a resolution authorizing and approving the Merger. Pursuant to the terms of the Merger as set forth in the Merger Agreement, each share of the Triangle's Common Stock outstanding prior to the consummation of the Merger remained outstanding following consummation of the Merger and each share of A&S Common Stock outstanding prior to the consummation of the Merger was exchanged for 1,407.565 shares of the Triangle's

          Common Stock. As a result of the consummation of the Merger, Triangle acquired all of the assets and liabilities of A&S in return for the issuance to stockholders of A&S of 10,475,804 shares of the Triangle's Common Stock. Votes in favor of the Merger were also deemed to include votes in favor of the amendments (the "Amendments") of certain provisions contained in the Company s Certificate of Incorporation. The Amendments included: changing the name of the Company to "Audits & Surveys Worldwide, Inc."; increasing the authorized number of shares of the Company s Common Stock from 10,000,000 to 30,000,000 and changing the par value of the Company s Common Stock from $0.50 per share to $0.01 per share. The Amendments became effective upon the consummation of the Merger.

               In addition, pursuant to the terms of the Merger Agreement, the following designees of A&S became members of the Board of Directors of the Company: Solomon Dutka; Carl Ravitch; Anthony Timiraos; Sol Young; William Newman; Robert C. Miller; and Matthew Goldstein. Each designee will hold office until the next Annual Meeting of Stockholders or until his respective successor is elected and qualified.

          6.  Adoption of 1994 Stock Option Plan

               To consider and vote upon the adoption of the 1994 Stock Option Plan ("1994 Plan") of the Company. The 1994 Plan allows a stock option committee to grant qualified and non-qualified options to purchase up to 650,000 shares of the Company s Common Stock. The adoption of the 1994 Plan by the Company s stockholders was a condition precedent to A&S s obligation to consummate the Merger. The 1994 Plan became effective upon consummation of the Merger.

          7. Repeal of Articles TENTH, ELEVENTH and TWELFTH of Certificate of Incorporation

               To consider and vote upon a proposal to repeal Articles TENTH, ELEVENTH and TWELFTH of the Company's Certificate of Incorporation. Article TENTH provides for a 66-2/3% stockholder vote to approve any plan of merger or consolidation of the Company with or into any other company, any sale, lease, exchange or disposition of all or substantially all of the assets or property of the Company to or with another person, corporation or other entity, or involuntary dissolution of the Company; provided, however, that in each instance, such vote is only required where such transaction is not approved by three-fifths of the Board. Article ELEVENTH limits stockholder action to annual and special meetings (by eliminating the use of stockholder written consent) and provides for a 66 2/3% stockholder vote to call a special meeting of stockholders, without altering the ability of the Board or certain officers to call such a meeting as provided in the By-laws. Article TWELFTH requires the affirmative vote of holders of not less than 66-2/3% of the outstanding capital stock of the Company entitled to vote thereon or a vote of not less than three-fifths of the Board to amend, alter or repeal any By-law which is inconsistent with Articles TENTH, ELEVENTH and TWELFTH. The vote required to repeal Articles TENTH, ELEVENTH and TWELFTH was not received at the Meeting. Accordingly, such Articles continue in full force and effect.

               Set forth below are the results of each vote brought up at the Meeting.

          1.  Election of Directions

          Nominee                   For        Against    Withhold Authority

          H. Arthur Bellows, Jr.   2,030,055      0            18,511
          Charles E. Bradley       2,030,055      0            18,511

          Thomas P. Howes          2,030,055      0            18,511
          William A. Zebedee       2,030,055      0            18,511


          There were no broker nonvotes on this matter.

          2.  Resolution Authorizing and Approving the Merger

          Votes   For:             1,644,372
                  Against:            44,882
                  Abstentions:           723
                  Broker Nonvotes:   358,589

          3.  Adoption of 1994 Stock Option Plan

          Votes   For:             1,612,731
                  Against:            68,805
                  Abstentions:         8,441
                  Broker Nonvotes:   358,589

          4.  Repeal of Articles TENTH, ELEVENTH and
                  TWELFTH of Certificate of Incorporation

          Votes   For:             1,659,315
                  Against:            23,768
                  Abstentions:         6,894
                  Broker Nonvotes:   358,589



          Item 6.  Exhibits and Reports on Form 8-K.*

          a.   Exhibits:
               4.1 Restated and Amended Certificate of Incorporation of the Company.
               4.2  Amended and Restated By-laws of the Company.
               4.3 Registration Rights Agreement , dated March 24, 1995, among the Company, H. Arthur Bellows, Jr., Carl Ravitch and the Estate of Irving I. Roshwalb.
               4.4 Shareholders Agreement, dated March 24, 1995, among the Company, H. Arthur Bellows, Jr., Solomon Dutka, Solomon


          * There is no instrument defining the right of holders of long-term debt of the Company or of any of its subsidiaries other than where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. In accordance with paragraph (b)(4)(iii) of Item 601 of Regulation S-K, the Company agrees to furnish to the Securities and Exchange Commission, upon request, copies of any such instrument.

                    Dutka Trust for James Dutka, Solomon Dutka Trust for Michael Dutka, Solomon Dutka Trust for Joyce Dutka, Carl Ravitch, Anthony Timiraos, Dexter Neadle, Lawrence Karp, George Fabian, Fred Winkel, Joel S. Klein, William Liebman, Nagesh Gupta, Thomas Ryan, Joel Dorfman, Josh Libresco, Donald Pace, Paul Donato, Fred Nicholson and Joel J. Klein.
               4.5 Shareholders Agreement, dated February 9, 1995, between The Triangle Corporation and the Estate of Irving I. Roshwalb.
               10.1 1994 Stock Option Plan of The Triangle Corporation.
               10.2 Employment agreement, dated March 24, 1995, between the
                    Company and Solomon Dutka.
               10.3 Employment agreement, dated March 24, 1995, between the
                    Company and H. Arthur Bellows, Jr.
               10.4 Employment agreement, dated March 24, 1995, between the
                    Company and Carl Ravitch.
               10.5 Employment agreement, dated March 24, 1995, between the
                    Company and Anthony Timiraos.
               27.  Financial Data Schedule

          b.   Reports on Form 8-K:

               The Company filed one report on Form 8-K ("Form 8-K") during the quarterly period ended March 31, 1995. The date of the Form 8-K (Date of earliest event reported) was March 24, 1995. The Form 8-K was filed to disclose: (i) Change in Control of Registrant (Item 1.); Acquisition or Disposition of Assets (Item 2.); and Changes in Registrant's Certifying Accountant (Item 4.). Pursuant to the provisions of Item 7(a)(4) and (b)(2) of the Form 8-K the financial statements of the business acquired and the pro-forma financial information were not included in the Form 8-K (Item 7.). The audited financial statements and the pro-forma financial information were filed with the Securities and Exchange Commission on a Form 8-K/A on May 15, 1995.

                                        SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AUDITS & SURVEYS WORLDWIDE, INC.




          May 15, 1995                  By: /s/ Anthony Timiraos
          Date                          Anthony Timiraos
                                        Executive Vice President-Finance and
                                        Chief Financial Officer