Form 10-Q/A
period 1995-03-31
TRIANGLE CORP
filed 1995-05-19
CIK 99703

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q/A

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

                           AUDITS & SURVEYS WORLDWIDE, INC.

                                        INDEX

                                                                       Page
          Part I.             FINANCIAL INFORMATION

          Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets-
                   March 31, 1995 and December 31, 1994                 3-4

                 Condensed Consolidated Statements of Income-
                   Three Months ended March 31, 1995 and April 2, 1994    5

                 Condensed Consolidated Statements of Cash Flows-
                   Three Months ended March 31, 1995 and April 2, 1994    6

                 Condensed Consolidated Statement of Stockholder's
                   Equity - March 31, 1995                                8

                 Notes to Condensed Consolidated Financial Statements  9-12


          Part II.            OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of Security
                   Holders                                            13-15

          Item 6.  Exhibits and Reports on Form 8-K                   15-16

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

    2. The 1995 and 1994 financial statements have been prepared by the Company and are unaudited. In the opinion of the Company's management all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements presented herein should be read in conjunction with the year-end consolidated financial statements and notes thereto included in Triangle's Annual Report on Form 10-K for the year ended December 31, 1994, and the historical financial statements and notes thereto of A&S for the year ended December 31, 1994 included in the Company's Form 8K/A filed with the Securities and Exchange Commission on May 16, 1995. The results of operations for the three month periods ended March 31, 1995 and April 2, 1994 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

               Set forth below are the results of each vote brought up at the Meeting.

          1.  Election of Directions

          Nominee                   For        Against    Withhold Authority

          H. Arthur Bellows, Jr.   2,027,725      0            20,841
          Charles E. Bradley       2,003,743      0            44,823

          Thomas P. Howes          2,030,055      0            18,511
          William A. Zebedee       2,030,055      0            18,511


          There were no broker nonvotes on this matter.

          2.  Resolution Authorizing and Approving the Merger

          Votes   For:             1,644,372
                  Against:            44,882
                  Abstentions:           723
                  Broker Nonvotes:   358,589

          3.  Adoption of 1994 Stock Option Plan

          Votes   For:             1,612,731
                  Against:            68,805
                  Abstentions:         8,441
                  Broker Nonvotes:   358,589

          4.  Repeal of Articles TENTH, ELEVENTH and
                  TWELFTH of Certificate of Incorporation

          Votes   For:             1,659,315
                  Against:            23,768
                  Abstentions:         6,894
                  Broker Nonvotes:   358,589



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

          b.   Reports on Form 8-K:

               The Company filed one report on Form 8-K ("Form 8-K") during the quarterly period ended March 31, 1995. The date of the Form 8-K (Date of earliest event reported) was March 24, 1995. The Form 8-K was filed to disclose: (i) Change in Control of Registrant (Item 1.); Acquisition or Disposition of Assets (Item 2.); and Changes in Registrant's Certifying Accountant (Item 4.). Pursuant to the provisions of Item 7(a)(4) and (b)(2) of the Form 8-K the financial statements of the business acquired and the pro-forma financial information were not included in the Form 8-K (Item 7.). The audited financial statements and the pro-forma financial information were filed with the Securities and Exchange Commission on a Form 8-K/A on May 16, 1995.

                                        SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AUDITS & SURVEYS WORLDWIDE, INC.




          May 19, 1995                  By: /s/ Anthony Timiraos
          Date                          Anthony Timiraos
                                        Executive Vice President-Finance and
                                        Chief Financial Officer