Form 10-Q
period 1995-06-30
AUDITS & SURVEYS WORLDWIDE INC
filed 1995-08-14
CIK 99703

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                       FORM 10-Q

 [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1995

                                    OR

 [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________ to __________

                    Commission File Number:   1-7675

                     AUDITS & SURVEYS WORLDWIDE, INC.
          (Exact name of registrant as specified in its charter)



           Delaware                                    13-1809586
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

                650 Avenue of the Americas, New York, NY 10011
                   (Address of principal executive offices)
                                  (Zip Code)

 Registrant's telephone number, including area code: (212) 627-9700

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                       Yes    X    No

      The number of shares outstanding of each of the issuer s classes of common stock, as of August 10, 1995 was:

            Class                                      Number of Shares
 Common Stock, $0.01 par value                             13,094,755

                         AUDITS & SURVEYS WORLDWIDE, INC.

                                    INDEX


                         Part I.   FINANCIAL INFORMATION                  Page

 Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets-
           June 30, 1995 and December 31, 1994                               2

          Condensed Consolidated Statements of Income-
           Three Months and Six Months ended June 30, 1995
           and July 3 1994                                                   4

          Condensed Consolidated Statements of Cash Flows-
           Six Months ended June 30, 1995 and July 3, 1994                   5

          Condensed Consolidated Statement of Stockholder's Equity-
           June 30, 1995                                                      6

          Notes to Condensed Consolidated Financial Statements               7-9

 Item 2.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        10-12

                      Part II.   OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K                                  12

          Signatures                                                        13

                          PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements

 AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS


                                         Jun. 30, 1995          Dec. 31, 1994
                                          (Unaudited)
 ASSETS

 CURRENT ASSETS:
  Cash                                   $           0           $    754,309
  Accounts receivable:
   Billed                                    6,199,757              7,413,448
   Unbilled                                  3,858,654              1,947,728
   Deferred income taxes - current portion     236,582                195,638
   Prepaid expenses and other current assets 1,159,116              1,003,432
   Net assets held for sale                  2,028,975                      0
      Total current assets                  13,483,084             11,314,555

 PROPERTY AND EQUIPMENT:
   Furniture and fixtures                      371,411                367,660
   Equipment                                 1,801,847              1,566,316
   Leasehold improvements                    2,742,628              2,729,239
   Assets held under capital leases            386,210                222,862

      Total                                  5,302,096              4,886,077
    Less accumulated depreciation           (2,560,398)            (2,361,638)
     and amortization

      Property and equipment - Net           2,741,698              2,524,439


   Receivable from sale of assets              500,000                      0
   Prepaid pension costs                       879,106                      0
   Due from officers/stockholders               29,074                 36,869
   Cash surrender value of officers'           327,601                293,270
    life insurance
   Deferred income taxes                       830,720                792,840
   Deferred merger costs                      -                     1,112,703
   Other assets                              1,348,761                403,771

 TOTAL                                    $ 20,140,044           $ 16,478,447

 See notes to condensed consolidated financial statements.

 AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS


                                          Jun. 30, 1995          Dec. 31, 1994
                                           (Unaudited)

 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
  Cash overdraft                              $495,305            $         0
  Notes payable - bank                       2,500,000
  Accounts payable and accrued expenses      4,196,648              2,940,633
  Accrued payroll and bonuses                1,813,949              3,432,680
  Notes payable to officers/stockholders       894,792              1,500,000
  Customer billings in excess of             3,754,150              4,613,145
   revenues earned
  Income taxes payable                          42,766                595,065
  Current portion of long-term debt            311,840                366,000
  Current portion of capital lease obligations  59,719                 44,211

   Total current liabilities                14,069,169             13,491,734

  Long-term debt, net of current portion       312,500                439,802
  Capital lease obligations,                   254,514                104,362
    net of current portion
  Deferred compensation                        308,291                292,953
  Accrued rent                                 958,585                963,736
  Minority Interest                             47,380                 54,122

   Total liabilities                        15,950,439             15,346,709

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value,
   30,000,000 shares authorized;
   13,094,744 shares issued at
   June 30, 1995; and 10,475,804
   shares issued at December 31,1994           130,948                 14,286
  Additional paid-in capital                 2,022,969                333,960
  Retained earnings                          2,025,870              1,167,656
  Cumulative foreign currency
   translation adjustment                        9,818                 (3,846)

   Total capital stock                       4,189,605              1,512,056

   Treasury stock, at cost                           0               (380,318)

      Total stockholders' equity             4,189,605              1,131,738

 TOTAL                                     $20,140,044            $16,478,447

 See notes to condensed consolidated financial statements.

 AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                               Three Months Ended          Six Months Ended
                               Jun.30,1995  Jul.3,1994   Jun.30,1995 Jul.3,1994


 REVENUES                      $14,519,055  $10,154,404  $27,831,901 $19,705,325

 COSTS AND EXPENSES:
  Direct costs                   7,595,371    4,201,453   13,953,235   7,572,919
  Selling, general and           6,051,252    5,137,663   11,725,038  10,226,482
   administrative expenses
  Incentive bonuses                285,000      766,278      749,000   1,445,090
  Interest expense                 103,725       53,180      163,317     102,388
  Other (income) - net            (135,619)     (41,649)    (307,182)  (161,108)


 TOTAL COSTS AND EXPENSES       13,899,729   10,116,925   26,283,408  19,185,771

 INCOME FROM CONTINUING OPERATIONS
 BEFORE PROVISION FOR INCOME TAXES 619,326       37,479    1,548,493     519,554

 PROVISION FOR INCOME TAXES        327,982      173,774      690,279     327,308

 NET INCOME                       $291,344    ($136,295)    $858,214    $192,246


 NET INCOME (LOSS) PER SHARE         $0.02       ($0.01)       $0.07     $0.02


 WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING     13,094,755   10,475,804   11,893,800  10,475,804






 See notes to condensed consolidated financial statements.

 AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     Six Months Ended
                                                 Jun.30,1995   Jul.3,1994
 CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                        $858,214     $192,246
  Adjustments to reconcile net income
   to net cash used in operating activities:
    Depreciation and amortization                    276,220      239,032
    Loss on asset trade-in                            10,271        -

    Deferred income taxes                           (78,824)       53,545
    Deferred compensation                             15,338       14,980
    Amortization of deferred charges                  17,122       19,508
    Increase in cash surrender value                (34,331)           0
     of officers' life insurance
    Accrued rent                                     (5,151)    (238,346)
    Minority Interest                                (6,742)       48,697
    Changes in operating assets and liabilities:
     Accounts receivable                           (697,235)  (1,459,370)
     Prepaid expenses and deferred charges          (44,413)      149,081
     Net assets held for sale                       (79,589)            0
     Other current assets                           (38,357)       61,392
     Other noncurrent assets                       (715,339)    (124,041)
     Income taxes payable                          (529,094)      271,128
     Accounts payable and accrued expenses          (16,402)      679,278
     Accrued payroll and bonuses                 (1,618,731)  (1,113,402)
     Customer billings in excess of revenues earned(858,995)      691,709

       Net cash used in operating activities     (3,546,038)    (514,563)

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans to officers/stockholders                          0      (42,155)
  Repayment of loans from officers/stockholders       7,795            0
  Repayment of loans from affiliates                      0       55,502
  Purchases of property and equipment              (253,750)    (132,459)
  Investment in subsidiary                                0       12,805
  Payment of deferred merger costs                 (190,068)     (51,601)
  Cash received from Triangle merger              1,089,794            0

   Net cash generated (used) in                     653,771     (157,908)
    investing activities

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings-bank        2,500,000      750,000
  Principal payments on notes                      (605,208)    (390,806)
   payable-officers/stockholders
  Principal payments on long-term debt             (181,462)    (227,410)
  Principal payments on capital lease obligations   (84,340)     (20,255)
  Distribution to stockholders                            0     (363,218)

   Net cash provided by (used in)                 1,628,990     (251,689)
    financing activities


 EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH         13,663        6,530

 NET DECREASE IN CASH                            (1,249,614)    (917,630)

 CASH, BEGINNING OF PERIOD                          754,309      720,081

 CASH OVERDRAFT, END OF PERIOD                    ($495,305)   ($197,549)

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for: Interest           $82,094      $76,478

                                Income taxes     $1,272,876           $0

 SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
  Capital lease obligation incurred
   for purchase of equipment                       $250,000           $0

  The Company issued common stock in
   order to effect the merger with Triangle.
   Such stock aggregated $2,234,592 (net of $1,254,168 of related merger costs).
   In conjunction with the acquisition,
   liabilities were assumed as follows:

   Fair value of assets acquired
    (includes $1,089,794 of cash acquired)       $2,707,009
   Value of common stock issued (net of
    $1,254,168 of related merger costs)           2,234,592
   Liabilities assumed                             $472,417


 See notes to condensed consolidated financial statements.

 AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)



                                   ADDITIONAL
                 COMMON    STOCK    PAID-IN   RETAINED  TREASURY   STOCK
                 SHARES   AMOUNT    CAPITAL   EARNINGS   SHARES   AMOUNT

BALANCE,      14,075,650  $14,286  $333,960  $1,167,656  3,600,551  $380,318
 DECEMBER 31, 1994

Net income                                      858,214

Effects of      (980,895) 116,662 1,689,009          0  (3,600,551)  (380,318)
 Triangle merger

BALANCE,       13,094,755 $130,948 $2,022,969 $2,025,870       $0       $0
 JUNE 30, 1995












 See notes to condensed consolidated financial statements.

               AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


 1. The accompanying financial statements of Audits & Surveys Worldwide, Inc. ("the Company") include the accounts of Audits and Surveys, Inc. and subsidiaries ("A&S") for the entire period and the accounts of The Triangle Corporation ("Triangle") as of March 24, 1995, the effective date of the merger (the "Merger") described in Note 3.

 2. The 1995 and 1994 financial statements have been prepared by the Company and are unaudited. In the opinion of the Company's management all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated finan-cial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements pre-sented herein should be read in conjunction with the year-end consoli-dated financial statements and notes thereto included in Triangle's Annual Report on Form 10-K for the year ended December 31, 1994, and the historical financial statements and notes thereto of A&S for the year ended December 31, 1994 included in the Company's Form 8K/A filed with the Securities and Exchange Commission on May 15, 1995. The results of operations for the three and six month periods ended June 30, 1995 and July 3, 1994 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

 3.    Merger

       On March 24, 1995, the Company completed the Merger between Triangle and A&S. In accordance with the terms of the Merger Agreement, each share of Triangle's common stock outstanding prior to the consummation of the Merger remained outstanding. Each share of A&S's common stock outstanding prior to the Merger was exchanged for 1,407.565 shares of Triangle's common stock. Upon consummation of the Merger, the holders of Triangle's common stock immediately prior to the Merger owned 20% of the combined company's common stock and the holders of A&S's common stock immediately prior to the Merger owned 80% of the combined company's common stock. For accounting and financial reporting purposes, the Merger has been treated as a reverse acquisition in accordance with generally accepted accounting principles, with A&S being deemed to have acquired Triangle's net assets in return for a 20% equity interest in A&S. The name of the combined company was changed to Audits & Surveys Worldwide, Inc. Triangle's results of operations have been included in the consolidated financial statements of the Company subsequent to the effective date of the Merger. The purchase price has been allocated among the fair value of Triangle's net assets acquired. Any excess purchase price, including approximately $1,254,168 of Merger related expenses has been charged to paid-in capital. Accordingly, no goodwill has been recorded in connection with this transaction.


        The following unaudited pro forma summary presents the consolidated results of operations as if the Merger had occurred at the beginning of each period presented and does not purport to be indicative of what would have occurred had the Merger been completed as of those dates or of results which may occur in the future.

                                                     Six Months Ended
                                          Jun. 30, 1995           Jul. 3, 1994

 Revenues                                  $ 27,832,000            $19,582,000

 Net Income                                   $ 691,000              $ 187,000

 Net income per share                             $ .05                  $ .01

 4.    Commitments and Contingencies

       On March 24, 1995, the Company entered into employment and compensation agreements with its Chief Executive Officer ("CEO"), its President and both of its Executive Vice-Presidents. The agreement with the CEO provides that he will be employed for a period of five years at a base salary of $350,000 per annum, plus discretionary bonuses as may be determined by the Board of Directors. At any time after March 24, 1998, the CEO may elect to terminate his status as a full-time employee and become a consultant to the Company for the balance of the term of his employment agreement and receive a consulting fee equal to $175,000 per annum. The President and two Executive Vice-Presidents have entered into employment agreements, each for a term of three years at a salary of $300,000, $250,000, and $195,000 per annum, respectively, as well as discretionary bonuses as may be determined by the Board of Directors.

       On February 6, 1995, the Company entered into a five year agreement with a supplier whereby the Company will pay $1,500,000 for retail sales data and other rights as specified in the agreement. In the event of termination, the amounts owed to the supplier would be prorated based on the proportion of sales data received during the period prior to termination. As of June 30, the Company has paid the supplier $1,000,000. The balance of $500,000 is to be paid at a rate of $100,000 a year over the five year period.

       On August 4, 1993, Triangle completed the sale of substantially all of the assets and properties constituting its mechanics' hand tool, horseshoe and farrier tool business to Cooper Industries, Inc. ("Cooper"). On February 3, 1995, Triangle was notified by Cooper that Triangle had allegedly breached certain representations and warranties made to Cooper in the agreement pertaining to such sale (the "Cooper Agreement"). The alleged breaches pertained to a representation that Triangle had no knowledge of the existence of any undisclosed underground storage tanks ("USTs"). In such notice, Cooper advised Triangle that its damages arising from this breach could be in excess of $1,000,000, and that Cooper would therefore withhold a deferred payment of $1,000,000, plus interest, due to Triangle by February 10, 1995 until the matter was resolved. On March 9, 1995, Mobil Oil Corporation ("Mobil") notified Cooper that Mobil believed the USTs in question were left from a former Mobil service station operation on the same premises, and that Mobil would, subject to a reservation of its rights, assume lead responsibilities for investigative and/or remedial activities at the site. Based in part upon the receipt of this letter from Mobil, Cooper paid to Triangle the aforesaid $1,000,000, plus interest, on March 17, 1995, and notified Triangle that Cooper would hold its claim against Triangle in abeyance pending final resolution of the matter. Based upon both Mobil's commitment and the Company's investigation of the removal and remedial costs likely to be incurred with respect to the existence of these USTs, the Company does not believe that a payment, if any, to Cooper by the Company of any damages that may be suffered by Cooper with respect to the alleged breach would be likely to have a material effect on the Company's consolidated results of operations or financial position. Furthermore, the Company believes that it has valid defenses to any potential Cooper claims.

       Triangle's former subsidiary Diamond Tool and Horseshoe Co., now known as Tri-North, Inc., is one of a large number of third-party defendants in an action brought by the U.S. Environmental Protection Agency. The action involves the cleanup of the Arrowhead Refinery Superfund site in Minnesota and the defendants are seeking the right to reimbursement of a portion of their costs from the third-party defendants. In prior years, Triangle expensed $100,000, excluding legal costs, relating to this action. Any further liability with respect to this action would constitute an Assumed Liability (as defined) under the terms of the Cooper Agreement described above. Cooper is obligated to indemnify the Company against any such liability (including the cost of obtaining a settlement or consent order releasing the Company from further liability). However, the final conditional payment due from Cooper of $500,000 (plus interest thereon) is due when and if the Company obtains a satisfactory settlement or consent order releasing it from further liability with respect to this action in accordance with the Cooper Agreement, and which $500,000 is to be reduced by the amount paid in obtaining such a settlement or consent order. Notwithstanding the fact that the Company's maximum exposure from this litigation is therefore in effect limited to the loss of this $500,000 conditional payment, a range of possible loss cannot be reasonably estimated. The Company's ultimate liability in this matter is not, however, expected to have a material effect on the Company's consolidated results of operations or financial position.

                                            9

                             PART II.   OTHER INFORMATION

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Comparison of the Three Months and the Six Months ended June 30, 1995 vs. the Three Months and the Six Months ended July 3, 1994

 Results of Operations

 As previously reported, on March 24, 1995, the Company completed a merger (the "Merger") between the former Triangle Corporation ("Triangle") and the former Audits and Surveys, Inc. ("A&S"). For accounting and financial reporting purposes, the Merger has been treated as a reverse acquisition in accordance with generally accepted accounting principles, with A&S being deemed to have acquired Triangle's assets in return for a 20% equity interest in A&S. The name of the combined company was changed to Audits & Surveys Worldwide, Inc. Triangle's results of operations have been included in the consolidated financial statements of the Company subsequent to the effective date of the Merger.

 Triangle's operations for the period March 24, 1995 to March 31, 1995 were not significant. For convenience, the acquisition has been recorded, for accounting purposes, as of March 31, 1995.

 Revenues increased in the three months ended June 30, 1995 by approximately $4,365,000 over the comparable three month period ended July 3, 1994, and increased by approximately $8,127,000 over the comparative six month period. Revenues for the three months ended June 30, 1995, from the Company's customer satisfaction division, increased approximately $1,749,000 over the comparable period and for the six month period by $3,141,000, primarily as a result of two major mystery shopping customer satisfaction surveys which had not been initiated as of July 3, 1994. The Company's international division's revenues increased by $2,770,000 for the three month period ended June 30, 1995, and by approximately $2,999,000 in the comparable six month period from 1994 to 1995 because of a major consumer products study which was performed in 1995. Syndicated revenues from the audit divisions increased by $1,331,000 over the six month period due to implementation of a new study for a major financial services client and for services performed on other new syndicated studies introduced in the past six to nine months.

 Direct costs increased approximately $3,394,000 in the three months ended June 30, 1995 compared with three months ended July 3, 1994. For the six month period, direct costs increased by $6,380,000. The additional direct costs stem from higher volume in the Company's customer satisfaction, international and audit divisions. The Company also incurred an increase in direct costs due to a change in the mix of custom research services provided in the three and six month periods of 1995 compared with the previous year.

 Selling, general and administrative ("SG&A") expenses increased approximately $914,000 for the three month period ended June 30, 1995 and by $1,499,000 for the comparable six month period. Approximately $601,000 of the three month increase and $1,088,000 of the increase over the comparable six month periods resulted from higher base compensation for several key employees upon implementation of new compensation agreements and additional salaries of new personnel related to generation of the increased revenues previously discussed. The Company incurred an increase in professional and consulting fees of $140,000 over three months and $171,000 over six months ended June 30, 1995 compared with July 3, 1994 primarily due to its transition from a privately held to publicly held corporation. These costs were not directly related to the Merger. The Company experienced an increase of $173,000 in other operational costs over three months and $240,000 over six months. SG&A expenses as a percentage of revenues decreased from 51% in the second three months of 1994 to 42% in the comparable three month period of 1995. For the six month period, SG&A expenses as a percentage of revenues decreased from 52% to 42%.

 Incentive bonuses for the three months ended June 30, 1995 were approximately $481,000 lower than the same period in 1994. For the comparable six month period, incentive bonuses were $696,000 lower in 1995 compared to 1994. The decrease resulted from the implementation of new compensation agreements with several key employees whereby base salaries were increased (see SG&A above) and incentive compensation levels were simultaneously decreased.

 Liquidity and Capital Resources

 Cash flow from operations and borrowings under its credit facilities are the Company's primary sources of funds. The Company's operating cash flow and borrowings have been sufficient to provide funds for working capital, capital expenditures and payment of principal and interest on indebtedness. Working capital deficiency as of June 30, 1995 was ($586,000) and as of December 31, 1994 was ($2,177,000). The deficiency at December 31, 1994 was primarily due to unpaid bonuses at year end which are customarily paid during the first quarter of the subsequent year. The improvement in the Company's working capital deficiency as of June 30, 1995 is due to the additional working capital provided as a result of the merger with Triangle and to an increase of $697,000 in accounts receivable accompanied by a decrease of $859,000 in the amounts billed to customers prior to revenue recognition on percentage-of-completion contracts.

 The Company generated approximately $654,000 in cash from investing activities for the six months ended June 30, 1995, as approximately $1,090,000 in cash received through the Merger was offset by $190,000 in additional costs related to the Merger. The Company also purchased various production, computer system and telephone system capital assets for $254,000 in the six month period. Investing activities for the six months ended July 3, 1994 used approximately $158,000, primarily due to equipment purchases of $132,000 incurred in the second quarter of 1994.

 During the six months ended June 30, 1995, the Company's financing activities provided approximately $1,629,000 in cash as short-term borrowings of $2,500,000 were offset by payments on long-term bank borrowings and on short-term borrowings from officers of the company. Cash used in financing activities for the six months ended July 3, 1994 was approximately $252,000 as short-term borrowings of $750,000 were offset by payments on long-term and short-term borrowings and by distributions of undistributed S corporation dividends.

 The Company was in a cash overdrawn position as of June 30, 1995 of approximately $495,000 due to a combination of short-term and long-term payment obligations and the effects of cash requirements related to the recently completed merger. The Company believes that this condition is a temporary situation and that its current sources of liquidity and capital resources remain sufficient to fund its working capital needs and long-term obligations for the foreseeable future.


                                  Part II.  OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K *

          a.    Exhibits:

                27.  Financial Data Schedule.

          b.    Reports on Form 8-K:

                The Company has not filed any reports on Form 8-K during the quarterly period ended June 30, 1995.












----------------------
   * There is no instrument defining the right of holders of long-term debt of the Company or of any of its subsidiaries other than where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. In accordance with paragraph (b)(4)(iii) of Item 601 of Regulation S-K, the Company agrees to furnish to the Securities and Exchange Commission, upon request, copies of any such instrument.

                                SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     AUDITS & SURVEYS WORLDWIDE, INC.



 August 11, 1995                     By: /s/ Anthony Timiraos
 Date                                      Anthony Timiraos
                                           Executive Vice President-Finance
                                            and Chief Financial Officer