Form 10-Q
period 1995-09-30
AUDITS & SURVEYS WORLDWIDE INC
filed 1995-11-14
CIK 99703

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1995

                                       OR

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes     X                  NO
                              ----                    -----
      The number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 1995 was:

       Class                                               Number of Shares
Common Stock, $0.01 par value                               13,094,755

                        AUDITS & SURVEYS WORLDWIDE, INC.

                                     INDEX

                        Part I.   FINANCIAL INFORMATION


                                                                           Page

Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets-
             September 30, 1995 and December 31, 1994                   3-4

      Condensed Consolidated Statements of Income-
         Three Months and Nine Months ended September 30, 1995
             and October 2, 1994                                        5

      Condensed Consolidated Statements of Cash Flows-
         Nine Months ended September 30, 1995 and October 2, 1994       6

      Condensed Consolidated Statement of Stockholder's Equity-
             September 30, 1995                                         7

      Notes to Condensed Consolidated Financial Statements              8-10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            11-13

                          Part II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                               14

         Signatures                                                     15

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AUDITS & SURVEYS WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

                                     Sept. 30, 1995      Dec. 31, 1994
                                       (Unaudited)
ASSETS

Current Assets:
Cash                                      $    -               754
Accounts receivable:
  Billed                                   6,671             7,413
  Unbilled                                 3,787             1,948
Deferred income taxes -current portion       219               196
Prepaid income taxes                         403               -
Prepaid expenses and other current assets  1,141             1,004
Net assets held for sale                   2,045               -
                                          ------            ------
  Total current assets                    14,266            11,315
                                          ------            ------
Property and Equipment, net                3,279             2,524
                                          ------            ------

Receivable from sale of assets               500               -
Prepaid pension costs                        879               -
Cash surrender value of officers'
 life insurance                              280               293
Deferred income taxes                        932               793
Other assets and deferred costs            1,220             1,553
                                          ------            ------
TOTAL ASSETS                            $ 21,356          $ 16,478
                                          ======            ======





See notes to condensed consolidated financial statements.

AUDITS & SURVEYS WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

                                               Sept. 30, 1995   Dec. 31, 1994
                                                 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Cash overdraft                                 $     426       $      -
  Notes payable -bank                                3,700              -
  Accounts payable and accrued expenses              4,485             2,940
  Accrued payroll and bonuses                        1,710             3,433
  Notes payable to officers/stockholders               516             1,500
  Customer billings in excess of revenues earned     4,015             4,613
  Income taxes payable                                   -               595
  Current portion of long-term debt                    527               411
                                                    ------            ------
     Total current liabilities                      15,379            13,492
                                                    ------            ------
  Long-term debt, net of current portion               769               544
  Other liabilities                                  1,494             1,310
                                                    ------            ------
     Total liabilities                              17,642            15,346
                                                    ------            ------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 30,000,000 shares
   authorized; 13,094,755 shares issued at
   September 30, 1995; and 10,475,804 shares
   issued at December 31,1994                          131                14
  Additional paid-in capital                         2,012               334
  Retained earnings                                  1,536             1,168
  Cumulative foreign currency translation
   adjustment                                           35               (4)
                                                   -------            ------
                                                     3,714             1,512

  Treasury stock, at cost                             -                (380)
                                                   -------           -------
     Total Stockholders' Equity                      3,714             1,132
                                                   -------           -------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $21,356           $16,478
                                                    ======            ======


  See notes to condensed consolidated financial statements.

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands except for per-share data)


                           Three Months Ended         Nine Months Ended
                           Sept.30, 1995  Oct.2, 1994 Sept.30, 1995 Oct.2, 1994

REVENUES                    $12,783      $12,109         $40,615    $31,814
                              ------       ------          ------     ------
COSTS AND EXPENSES:
  Direct costs                 6,670        5,319          20,623     12,892
  Selling, general and
    administrative expenses    6,348        5,024          18,073     15,251
  Incentive bonuses              450        1,281           1,199      2,726
  Interest expense               121           48             285        148
  Other expense (income) -net    119         (96)           (188)      (255)
  Stock bonus                      -          779               -        779
                               _____        _____           _____      _____

TOTAL COSTS AND EXPENSES     13,708       12,355          39,992     31,541
                              ------       ------          ------     ------

(LOSS) INCOME BEFORE
(CREDIT) PROVISION FOR
INCOME TAXES                  (925)        (246)             623        273

(CREDIT) PROVISION FOR
INCOME TAXES                  (435)         (88)             255        240
                              ------       ------          ------     ------
NET (LOSS) INCOME            $(490)       $(158)            $368        $33
                              ======       ======          ======     ======


NET (LOSS) INCOME PER
SHARE                         $(.04)       $(.02)           $.03       $.00
                              ======       ======          ======     ======



WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING       13,094,755    10,475,804      12,298,517 10,475,804
                         ==========    ==========      ========== ==========

See notes to condensed consolidated financial statements.

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

                                                      Nine Months Ended
                                                  Sept. 30, 1995 Oct. 2, 1994
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                      $    368      $     33
                                                  --------      --------
  Adjustments to reconcile net income to net
   cash used by operating activities:
    Depreciation and amortization                     406           382
    Deferred income taxes                           (163)            27
    Amortization of deferred charges                   60            28
    Accrued rent                                      167         (237)
    Other non-cash items                               29            54
    Stock Bonuses to Officers                           -           469
    Changes in operating assets and liabilities:
      Accounts receivable                         (1,097)       (2,338)
      Prepaid expenses and deferred charges            72           176
      Net assets held for sale                       (96)             0
      Other current assets                           (75)            18
      Other noncurrent assets                       (627)         (125)
      Income taxes payable                          (998)           208
      Accounts payable and accrued expenses           363         1,035
      Accrued payroll and bonuses                 (1,723)           236
      Customer billings in excess of
       revenues earned                              (598)           785
                                                 --------     ---------
    Total adjustments                             (4,280)           718
                                                 --------     ---------

  Net cash used by operating activities            (3,912)           751
                                                 --------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans to officers/stockholders                      (48)          (95)
  Repayment of loans from officers/stockholders         47            21
  Repayment of loans from affiliates                     -            56
  Purchases of property and equipment                (589)         (241)
  Investment in subsidiary                               -           (5)
  Payment of deferred merger costs                   (191)         (505)
  Cash received from Triangle merger                 1,090           -

  Net cash provided (used) by investing
  activities                                        (309)         (769)
                                                 --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings-bank           3,700           750
  Principal payments on notes payable-
    officers/stockholders                           (984)         (391)
  Principal payments on long-term debt               (211)         (317)
  Principal payments on capital lease obligations     (99)          (31)
  Principal payments on financing of capital
     expenditures                                    (22)             0
  Distribution to stockholders                           0         (510)
                                                 --------     ---------
  Net cash provided (used) by financing
    activities                                      2,384         (499)
                                                 --------     ---------
EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH            39            13
                                                 --------     ---------
NET DECREASE IN CASH                              (1,180)         (504)

CASH, BEGINNING OF PERIOD                             754           720
                                                ---------     ---------
(CASH OVERDRAFT) CASH, END OF PERIOD                (426)           216
                                                =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during
   the year for:           Interest                   204           121
                                                =========     =========
                           Income Taxes            $1,335            $0
                                                =========     =========

    SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
    FINANCING ACTIVITIES:

      Capital lease obligation incurred for
       purchase of equipment                         $250
                                                     ====
      Financing of capital improvements              $332
                                                     ====
      The Company issued common stock in
      order to effect the merger with Triangle.
      Such stock aggregated $2,235 (net of
      $1,254 of related merger costs).
      In conjunction with the acquisition,
      liabilities were assumed as follows:

      Fair value of assets acquired
       (includes $1,090 of cash acquired)          $2,707
      Value of common stock issued
       (net of $1,254 of related merger costs)      2,235
                                                   ------
      Liabilities assumed                            $472
                                                   ======


See notes to condensed consolidated financial statements.

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED) (Dollar amounts in thousands)

                     COMMON STOCK         ADDITIONAL  RETAINED   TREASURY STOCK

                                            PAID-IN
                                                      EARNINGS
                    SHARES        AMOUNT    CAPITAL            SHARES   AMOUNT
 BALANCE,          14,075,650     $14       $334      $1,168    3,601    $380
 DECEMBER 31,
 1994

 Net Income

 Effects of         (980,895)     117      1,678         -     (3,601)   (380)
 Triangle         -----------    ----      -----      -------  -------   -----
 merger

 BALANCE,         13,094,755    $131     $2,012      $1,536       -    $   -
 SEPTEMBER,       ==========    ====     ======      ======     ====    ======
 30, 1995



See notes to condensed consolidated financial statements.

               AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying financial statements of Audits & Surveys Worldwide, Inc. ("the Company") include the accounts of Audits and Surveys, Inc. and subsidiaries ("A&S") for the entire period and the accounts of The
      Triangle Corporation ("Triangle") as of March 24, 1995, the effective date of the merger (the Merger) described in Note 3.

2. The 1995 and 1994 consolidated financial statements have been prepared by the Company and are unaudited. In the opinion of the Company's m a n agement all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements presented herein should be read in conjunction with the year-end consolidated financial statements and notes thereto included in Triangle's Annual Report on Form 10-K for the year ended December 31, 1994, and the historical financial statements and notes thereto of A&S for the year ended December 31, 1994 included in the Company's Form 8K/A filed with the Securities and Exchange Commission on May 15, 1995. The results of operations for the three month and nine month periods ended September 30, 1995 and October 2, 1994 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

3.    Merger

      On March 24, 1995, the Company completed a Merger between Triangle and A&S. In accordance with the terms of the Merger Agreement, each share of Triangle's common stock outstanding prior to the consummation of the M e rger remained outstanding. Each share of A&S's common stock outstanding prior to the Merger was exchanged for 1,407.565 shares of Triangle's common stock. Upon consummation of the Merger, the holders of Triangle's common stock immediately prior to the Merger owned 20% of the combined company's common stock and the holders of A&S's common stock immediately prior to the Merger owned 80% of the combined company's common stock. For accounting and financial reporting purposes, the
      Merger has been treated as a reverse acquisition in accordance with generally accepted accounting principles, with A&S being deemed to have acquired Triangle's net assets in return for a 20% equity interest in A&S. The name of the combined company was changed to Audits & Surveys Worldwide, Inc. Triangle's results of operations have been included in the consolidated financial statements of the Company subsequent to the effective date of the Merger. The purchase price has been allocated among the fair value of Triangle's net assets acquired. Any excess purchase price, including approximately $1,254,000 of Merger related expenses, has been charged to paid-in capital. Accordingly, no goodwill has been recorded in connection with this transaction.

      The following unaudited pro forma summary presents the consolidated results of operations as if the Merger had occurred at the beginning of each period presented and does not purport to be indicative of what would have occurred had the Merger been completed as of those dates or of results which may occur in the future.

                                                        Nine Months Ended
                                                        -----------------
                                                  Sept. 30, 1995 Oct. 2, 1994
                                                  -------------  -----------
      Revenues                                     $40,615,000  $31,814,000
                                                  ============  ===========
      Net income                                      $187,000     $407,000
                                                  ============  ===========
      Net income per share                                $.01         $.03
                                                   ===========   ==========

4.    Commitments and Contingencies

      On March 24, 1995, the Company entered into employment and compensation agreements with its Chief Executive Officer ("CEO"), its President and two of its Executive Vice-Presidents and on September 13, 1995 entered into an employment and compensation agreement with its Controller. The agreement with the CEO provides that he will be employed for a period of five years at a base salary of $350,000 per annum, plus discretionary bonuses as may be determined by the Board of Directors. At any time after March 24, 1998, the CEO may elect to terminate his status as a full-time employee and become a consultant to the Company for the balance of the term of his employment agreement and receive a consulting fee e q u a l to $175,000 per annum. The President, two Executive V i c e-Presidents and the Controller have entered into employment agreements, each for a term of three years at a salary of $300,000, $250,000, $195,000 and $120,000 per annum, respectively, as well as discretionary bonuses as may be determined by the Board of Directors.

      On February 6, 1995, the Company entered into a five year agreement with a supplier whereby the Company will pay $1,500,000 for retail sales data and other rights as specified in the agreement. In the event of termination, the amounts owed to the supplier would be prorated based on the proportion of sales data received during the period prior to termination. As of September 30, the Company has paid the supplier $1,000,000. The balance of $500,000 is to be paid at a rate of $100,000 a year over the five year period.

      On August 4, 1993, Triangle completed the sale of substantially all of the assets and properties constituting its mechanics' hand tool,
      h o r seshoe and farrier tool business to Cooper Industries, Inc. ("Cooper"). On February 3, 1995, Triangle was notified by Cooper that Triangle had allegedly breached certain representations and warranties made to Cooper in the agreement pertaining to such sale (the Cooper Agreement). The alleged breaches pertained to a representation that Triangle had no knowledge of the existence of any undisclosed underground storage tanks ("USTs"). In such notice, Cooper advised Triangle that its damages arising from this breach could be in excess of $1,000,000, and that Cooper would therefore withhold a deferred payment of $1,000,000, plus interest, due to Triangle by February 10, 1995, until the matter was resolved. On March 9, 1995, Mobil Oil Corporation ("Mobil") notified Cooper that Mobil believed the USTs in question were left from a former Mobil service station operation on the same premises, and that Mobil w o u l d , subject to a reservation of its rights, assume lead responsibilities for investigative and/or remedial activities at the site. Based in part upon the receipt of this letter from Mobil, Cooper paid to Triangle the aforesaid $1,000,000, plus interest, on March 17, 1995, and notified Triangle that Cooper would hold its claim against Triangle in abeyance pending final resolution of the matter. Based upon both Mobil's commitment and the Company's investigation of the removal and remedial costs likely to be incurred with respect to the existence of these USTs, the Company does not believe that a payment, if any, to Cooper by the Company of any damages that may be suffered by Cooper with respect to the alleged breach would be likely to have a material effect on the Company's consolidated results of operations or financial position. Furthermore, the Company believes that it has valid defenses to any potential Cooper claims.

      Triangle's former subsidiary Diamond Tool and Horseshoe Co., now known as Tri-North, Inc., is one of a large number of third-party defendants in an action brought by the U.S. Environmental Protection Agency. The action involves the cleanup of the Arrowhead Refinery Superfund site in Minnesota and the defendants are seeking the right to reimbursement of a portion of their costs from the third-party defendants. In prior years, Triangle expensed $100,000, excluding legal costs, relating to this action. Any further liability with respect to this action would constitute an Assumed Liability (as defined) under the terms of the Cooper Agreement described above. Cooper is obligated to indemnify the Company against any such liability (including the cost of obtaining a s e t tlement or consent order releasing the Company from further liability). However, the final conditional payment due from Cooper of $500,000 (plus interest thereon) is due when and if the Company obtains a satisfactory settlement or consent order releasing it from further liability with respect to this action in accordance with the Cooper Agreement, and which $500,000 is to be reduced by the amount paid in obtaining such a settlement or consent order. Notwithstanding the fact that the Company's maximum exposure from this litigation is therefore in effect limited to the loss of this $500,000 conditional payment, a range of possible loss cannot be reasonably estimated. The Company's ultimate liability in this matter is not, however, expected to have a material effect on the Company's consolidated results of operations or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
        Operations

Comparison of the Third Quarter and Nine Months ended September 30, 1995 with the Third Quarter and Nine Months ended October 2, 1994

Results of Operations

As previously reported, on March 24, 1995, the Company completed a Merger between the former Triangle Corporation (Triangle) and the former Audits and Surveys, Inc. (A&S). For accounting and financial reporting purposes, the Merger has been treated as a reverse acquisition in accordance with generally accepted accounting principles, with A&S being deemed to have acquired Triangle's assets in return for a 20% equity interest in A&S. The name of the combined company was changed to Audits & Surveys Worldwide, Inc. Triangle's results of operations have been included in the consolidated financial statements of the Company subsequent to the effective date of the Merger.

Triangle's  operations  for the period March 24, 1995 to March 31, 1995 are not
significant.    For  convenience, the acquisition has been recorded as of March
31, 1995 for accounting purposes.

Revenues increased by $674,000 (5.6%) and $8,801,000 (27.7%) in the third quarter and nine month period, respectively, of 1995 when compared with the same periods of 1994. The Customer Satisfaction division had increased revenues of $670,000 in the third quarter and $3,688,000 for the nine month period principally from two major mystery shopping customer satisfaction surveys which had not been initiated in 1994. Revenues of the International division increased $63,000 and $3,059,000 in the third quarter and nine months, respectively, as a result of a major consumer products study.

Direct costs increased $1,351,000 (25.4%) in the third quarter and $7,731,000 (60%) in the nine month period of 1995 compared with the same periods of 1994. As a percentage of revenues, direct costs were 52.2% in the third quarter of 1995 compared with 43.9% in 1994 and for the nine months were 50.8% in 1995 compared with 40.5% in 1994. The increases in direct costs stemmed primarily from the higher revenues. The increases in direct costs as a percentage of revenues reflect the impact of the studies which generated the increased revenues having significantly higher costs than the Company's historical mix of survey studies. Direct costs as a percentage of revenues were also impacted by expenses incurred related to the development of new research services.

Selling, general and administrative (SG&A) expenses increased approximately $1,324,000 (26.4%) and $2,822,000 (18.5%) in the third quarter and nine month period, respectively, of 1995 compared with 1994. Approximately $874,000 of the third quarter increase and $1,962,000 of the increase for the nine month period resulted from higher base compensation for several key employees upon implementation of new compensation agreements (see Incentive bonuses discussion below) and additional salaries of new personnel related to generation of the increased revenues previously discussed. Other SG&A expenses increased $450,000 in the third quarter and $860,000 for the nine month period. Approximately half of these increases stemmed from higher professional and consulting fees and other expenses incurred in connection with the Company making the transition from a private to a publicly owned corporation (which expenses were not directly related to the merger) and for improvements to the Company's information system. In addition, increases in rent, utilities, telephone and associated costs were incurred to accommodate the new personnel described above.

Incentive bonuses decreased $831,000 in the third quarter and $1,527,000 in the nine months period, respectively, of 1995 when compared with the same periods of 1994. The decrease resulted from a decline in the operating income on which the incentive bonuses are calculated as well as the implementation of new compensation agreements with several key employees which increased base salaries (see SG&A above) and simultaneously reduced incentive bonuses.

Results for the third quarter and nine month period of 1995 were adversely impacted by a nonrecurring charge of $175,000 to "Other expense." The charge was the result of the termination of a sublease with a subtenant and the occupancy of the space by the Company.

Liquidity and Capital Resources

Cash flow from operations and borrowings under its credit facilities are the Company's primary sources of funds. The Company's operating cash flow and borrowings have been sufficient to provide funds for working capital, capital expenditures and payment of principal and interest on indebtedness. Working capital deficiency as of September 30, 1995 was $1,113,000 compared with $2,177,000 as of December 31, 1994. The improvement in the Company's working capital deficiency as of September 30, 1995 was due to the additional working capital provided as a result of the merger with Triangle and to an increase of $1,097,000 in accounts receivable accompanied by a decrease of $598,000 in the a m o u nts billed to customers prior to revenue recognition on percentage-of-completion contracts.

Approximately $1,090,000 in cash was provided through the Triangle merger and offset purchases of various production, computer system and telephone system capital assets aggregating $589,000.

During the nine months ended September 30, 1995, short-term bank borrowings were offset, in part, by payments on long-term bank borrowings and on short-term borrowings from officers of the Company. The Company has a credit facility with a bank of $4,000,000 and had loans outstanding under this bank line of $3,700,000 at September 30, 1995. The loans were needed to fund significant cash payments such as the merger related expenses, payment of estimated income taxes arising from the change in the Company's tax status from a Subchapter S Corporation and the payment of $1,000,000 to a supplier for retail sales data (see Note 4). The credit facility expires on December 31, 1995. The Company believes it will be successful in negotiating with the bank for a renewal of the credit facility and that it will be able to obtain adequate funds to finance its operations and meet its debt obligations for the next twelve months through funds generated by its operations and borrowings under such credit facility.

                           Part II. OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K*



a.  Exhibits:

    10. Employment Agreement, dated September 13, 1998 between the Company and Alan J. Ritter.

    27.     Financial Data Schedule.


b.  Reports on Form 8-K:


    The Company has not filed any reports on Form 8-K during the quarterly period ended September 30, 1995.



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


                                           AUDITS & SURVEYS WORLDWIDE, INC.



November 14, 1995                         By: /s/H. Arthur Bellows, Jr.
Date                                      H. Arthur Bellows, Jr.
                                                President


                                          By: /s/Alan J. Ritter
                                                Alan J. Ritter
                                                Senior Vice President
                                                Corporate Controller