Form 10-K
period 1995-12-31
AUDITS & SURVEYS WORLDWIDE INC
filed 1996-04-01
CIK 99703

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 2O549

                                    FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1995

Commission file number 1-7675

                        AUDITS & SURVEYS WORLDWIDE, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              13-1809586
- --------------------------                                     --------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
or organization)                                             Identification No.)

650 AVENUE OF THE AMERICAS, NEW YORK, NEW YORK                        10011
- ----------------------------------------------                       --------
  (Address of principal executive offices)                          (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE             212-627-9700

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
- -------------------                    -----------------------------------------
COMMON STOCK                                   AMERICAN STOCK EXCHANGE
PAR VALUE $.01

Securities registered pursuant to Section 12(g) of the Act: NONE

           Indicate by check mark whether the registrant (1) has filed all reports required to filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:      YES  X      NO
                                                   ---        ---
           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

           Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1996: $ 14,805,326.
                                     -------------

Number of shares of Common Stock outstanding at March 15, 1996:   13,099,103
                                                                  ----------

DOCUMENTS INCORPORATED BY REFERENCE: Selected portions of Audits & Surveys Worldwide, Inc.'s 1996 Proxy Statement are incorporated by reference into Part III of this report on Form 10-K.

ITEM  1.   BUSINESS

           Recent Developments

           The Company was incorporated in Delaware in 1967. Unless the context otherwise requires, the terms "Company" or "ASW" refer to Audits & Surveys Worldwide, Inc. and its consolidated subsidiaries. On March 24, 1995, the Company, formerly known as The Triangle Corporation ("Triangle"), consummated a previously announced merger with Audits and Surveys, Inc. ("A&S"). Pursuant to the Merger Agreement, A&S was merged with and into Triangle and the separate corporate existence of A&S ceased. Upon completion of the merger, the name of the Company was changed to "Audits & Surveys Worldwide, Inc." to reflect the nature of the Company's ongoing business. Each share of Triangle's common stock outstanding prior to the merger remained outstanding. Each share of A&S's common stock outstanding immediately prior to the merger was exchanged for 1,407.565 shares of Triangle's common stock. Accordingly, upon completion of the merger, the holders of Triangle's common stock immediately prior to the merger owned 20% of the Company's common stock and the holders of A&S's common stock immediately prior to the merger owned 80% of the Company's common stock. For accounting and financial reporting purposes, the merger has been treated as a reverse acquisition with A&S being deemed to have acquired Triangle's net assets in return for a 20% equity interest in the Company.

           Business. GENERAL. Audits and Surveys, founded in 1953, is an international marketing research firm providing clients with a broad selection of services and information used to assist in the development of marketing, advertising and investment strategies for their products and services. These marketing research services are provided to a wide variety of major commercial, industrial, institutional and academic organizations in over 60 countries. The Company's most significant clients in terms of 1995 revenue include ActMedia, AT&T, Burger King, Campbell Soup, The Coca-Cola Company, IBM, MasterCard, Shell Oil Company, Volvo Corporation of North America and Xerox.

           ASW provides its marketing research services on a custom, continuous tracking or syndicated basis. Such services may include the monitoring of market share trends or measuring the impact of new product advertising or service introductions. The Company conducts surveys for media and advertisers who require the measurement of the size and demographics of target audiences and also provides clients with data on customer satisfaction, mystery shopping studies at client product or service outlets and litigation research.

           The Company believes that it has earned an impressive reputation for providing quality marketing research by meeting difficult marketing challenges with state-of-the-art statistical and sampling techniques created and developed by members of its staff. Technologically, ASW has designed an in-house advanced Computer-Assisted Telephone Interviewing system (A&S/CATI), special analytic software, multimedia software for client presentations and a system for digitizing respondents' answers to telephone surveys (A&S/Voice CATI(R)). The services and products offered by ASW are supported by a large in-house computer capacity and a full staff of programmers, statisticians, psychologists, sociologists and marketing professionals.

           ASW believes that its ability to provide comparable consumer and retail data with the highest professional statistical standards nationally and internationally yields marketing insights to its clients which are unavailable from any other industry source. The Company also believes that the breadth of its marketing research services, when combined with its technological and professional capabilities, provide significant advantages over other marketing research firms and serve as a platform for the development of new services and products to both domestic companies and multinational corporations, whatever their country of origin.

           INDUSTRY OVERVIEW. The marketing research industry is highly fragmented, comprising several large firms, including ASW, and a large number of smaller firms. Many firms specialize in specific industries, products, services or methodologies. For various reasons, including resource constraints, the bulk of the smaller firms offer limited services and conduct their research primarily in the consumer market while larger firms generally provide services in the retail, consumer and industrial markets. The industry's three principal types of marketing research services are classified as custom research projects, continuous tracking studies and syndicated studies.

           CUSTOM RESEARCH PROJECTS - involve research of awareness, knowledge, attitudes and behavior toward specific products or services offered by a company among consumers with particular demographics or a defined profile. Custom projects may also include measurement of opinions on marketing, advertising and/or political issues and candidates.

           CONTINUOUS TRACKING STUDIES - allow a company to track consumer attitudes and behavior on an ongoing basis in order to determine changes in the market toward its products or services. Customer satisfaction studies are continuous tracking studies that focus on measuring customer satisfaction at either the retail point-of-sale or among a company's clients in the commercial or industrial market.

           SYNDICATED STUDIES - provide historical information regarding consumer purchasing decisions or behavior related to specific product categories or media as well as product inventory and distribution data. Information from these studies is customarily made available to the marketplace on a nonexclusive, multi-client basis.

           SERVICES OF ASW. The Company offers a wide array of custom research, continuous tracking and syndicated marketing research services to a broad variety of clients in domestic and international markets. Clients utilize these services to develop and refine marketing, advertising and investment strategies for their products. These services include continuous retail sales measurement, test marketing, tests of in-store promotions and measurement of product distribution on a local, regional, national and international basis. ASW complements these "audit" efforts for its clients through surveys of consumers, retailers and industrial establishments.

           The percentages of the Company's revenues by type of research service for the last three years have been as follows:

                                                1995          1994          1993

Custom Research Projects                        36%           41%           38%
Continuous Tracking Studies                     49%           39%           44%
Syndicated Studies                              15%           20%           18%
                                               ----          ----          ----
                                               100%          100%          100%
                                               ====          ====          ====

           The Company's client services are provided by six primary internal organizations.

           AUDIT DIVISION. The Audit Division provides clients with a wide variety of services that track retail sales, product inventory and factors relating to distribution. Most of the Division's services are syndicated, multi-client or continuous tracking programs, with the remainder being customized one-time programs, often off-shoots of syndicated programs.

           Major continuous sales tracking services are:


SERVICE                                                DESCRIPTION

Computer Products Sales Index                A monthly  measurement  of sales of
                                             Personal   Computers   and  related
                                             products through  Computer Dealers,
                                             Computer Super  Stores,  Electronic
                                             Super  Stores,  Office Super Stores
                                             and other retail outlets.

Tech/Track                                   A comprehensive syndicated study of
                                             sales,   incidence  and  usage   of
                                             personal computers, software, peri-
                                             pherals, online services and  other
                                             technology products in the home.

National Home Improvement Products           A monthly or bi-monthly measurement
 Sales Index                                 of sales of Do-It-Yourself products
                                             through  the  rapidly  growing Home
                                             Center channel.

PETS A continuous tracking of the sales of Pet Products through Veterina-rians, Pet Supply Stores and Farm/Feed Dealers.

Small Food  Store Sales Index                In-person audits  and point-of-sale
                                             information to  measure  sales  and
                                             distribution in small food stores.

Special Markets Audit                        Measurement  of  distribution   and
                                             sales in small ethnic food stores.

Aftermarket Sales Index                      Measurement  of  sales  of specific
                                             product categories  in  the  retail
                                             automotive chain store market.


The Audit Division also offers continuous sales tracking for a broad array of other products including jewelry, optical products, photographic products, and home health care.

Other principal services offered by the Audit Division are as follows:

SERVICE                                                DESCRIPTION
Retail Census of Product Distribution        Measurement of penetration of
                                             client and competing products
                                             among a nationally projectable
                                             sample of 35,000 retail and
                                             service outlets throughout
                                             the U.S.

Brand Name Store Search                      Research to help clients avoid
                                             problems arising from the choice of
                                             a  brand  name  that  may  be
                                             confusingly similar  in look, sound
                                             or meaning to existing brand names.

Selling Area Distribution Index              Syndicated  market-by-market
                                             measurement of brand availability,
                                             facings, in-store location and
                                             pricing in over 60 individual
                                             measurement  areas.

VENDtrack                                    The only national on-site
                                             continuous tracking service  of
                                             vending machine distribution.

Product Pickup Service                       Retail product retrieval for
                                             product recalls, age-dating
                                             analysis, packaging integrity
                                             examination  and competitive
                                             new product introductions.

Custom Retail Measurements                   Market-by-market data used to
                                             develop effective product and
                                             advertising strategies -- including
                                             test markets, controlled in-store
                                             variable tests and interviews of
                                             store customers and management.


           SURVEY DIVISION. The Survey Division provides custom and syndicated research services which help clients increase market share, focus media advertising and promotion, identify areas for enhancement of consumer goodwill and generally assist in the development of marketing, advertising and investment strategies for their products and services. The Company believes it enjoys an industry-wide reputation for creating and applying new technologies state-of-the-art techniques in research design, sampling theory and data analysis to solve difficult client problems. Numerous and wide-ranging domestic and international research studies are conducted annually for commercial, industrial, institutional and academic clients.

           The Survey Division features a high quality professional staff with years of business experience in statistics, data processing, psychology and marketing. Management's continued involvement, supervision and quality control are integral parts of all research assignments. ASW specializes in statistical sample design and interview completion among hard-to-reach publics and other special universes. Through the use of in-house sampling, telephone interviewing, coding, data processing and graphics facilities, the Company delivers high quality, cost-efficient services. ASW's statistical department specializes in developing personal or telephone interview probability samples on local, regional, national and international levels. The Company also maintains national area probability samples based on TIGER (Topologically Integrated Geographic Encoding and

Referencing) Technologies, a digitized mapping product from the U.S. Census Bureau. A regularly updated computer file of all telephone exchange prefixes in use serves as the basis for national random digit dialing telephone samples. ASW continually updates its business sample history, which can pinpoint demographics of the retail units sampled, and its Field Control Department provides liaison and quality control on each research project, working with local interviewing services.

           The Division's telephone interviewing is conducted at A&S/CATI facilities in Chicago, Philadelphia and Portland. A&S/CATI, developed by the Company's own computer research and development personnel, is one of the most advanced systems available in the industry. The A&S/Voice CATI(R) system digitally captures the respondent's own voice, allowing researchers to overcome the limitations of interviewer and coder interpretation and facilitate the transfer of voice data to clients through a variety of digital media. This allows researchers to better understand the emotions behind the answers and to evaluate responses by tone, inflection and intensity of feeling.

           The Division recently introduced TECH/TRACK, a comprehensive syndicated study of sales, incidence and usage of personal computers, software, peripherals, online services and other technology products in the home. This study provides PC manufacturers with information on ownership and product awareness, customer loyalty and computer service membership. Because the survey includes both owner and nonowner households, Tech/Track also provides market research on prime potential customer markets.

           INTERNATIONAL DIVISION - The International Division helps clients identify growth opportunities and develop marketing strategies for their products and services on six continents and in more than 60 countries. The division offers a broad range of services from problem definition to research analysis in new product development testing, market share data, attitude and usage profiles, brand and corporate imagery, and retail product availability measurement. Methods of international consumer and industrial data collection are tailored to client need, budget and the countries to be surveyed. They include face-to-face and telephone interviewing, mailed questionnaires and focus groups. The International Division specializes in conducting major, continuous research programs with quality standards that permit truly comparable results to be obtained across and within all researched countries over time.

           CUSTOMER SATISFACTION DIVISION - The Company pioneered the measurement of customer satisfaction in the 1950's. Today its services go beyond traditional customer satisfaction studies to examine the many individual components that create customer satisfaction. Qualitative studies listen to the voice of consumers in focus groups. Customer satisfaction studies measure how successfully a client meets the needs of its customers and prospects. Mystery shopper programs use anonymous visits to client outlets to measure standards of product and service performance at randomly scheduled intervals to provide objective point-of-contact measurement of the quality of service and the total environment customers experience. Benchmarking/comparison research measures and compares client effectiveness against their key competitors and their own established standards and goals. Employee satisfaction studies are used to assess and develop employee morale and to enhance customer service. Feedback management systems provide a channel for soliciting complaints and monitoring performance. Motivational/incentive programs increase client employee morale and reinforce the behaviors that lead to improved customer service. Communications and training are used to implement the results of the research objectives.

           THE MEDIA DIVISION has developed the first syndicated study of media and consumer markets encompassing nineteen Latin American countries. This study, funded by a consortium of more than 20 of the largest multinational cable TV networks, advertising agencies, advertisers and magazines, provides a standardized method of evaluating multinational, multimedia advertising plans in Latin America. It also provides one of the most comprehensive statistical platforms from which to generate future syndicated research throughout Latin America. The Company is also the only company authorized to sell and service the IBOPE Latin American Television Ratings Service, the first and only pan-regional television ratings service in Latin America. The Media Division has also been developing a syndicated print measurement service for publishers and advertising agencies. This service is unique in that it takes advantage of database marketing technologies and the Company's reputation for developing new print measures.

           PUBLIC AFFAIRS  DIVISION - The Public Affairs  Division  assists many
Fortune 500 corporations, advertising and public relations firms, universities and foundations, associations, government agencies and law firms in understanding the perceptions and concerns of their varied constituencies in order to develop and deliver more effective communications. The Division conducts research in all areas of public relations and public policy including corporate image and reputation, crisis communications, publicity research, communications audits, public affairs/public policy research, issue tracking and management, investor relations research, media effectiveness, communications program effectiveness, political research and government research. In 1995 the Division launched IssueTrack(R)/USA, an unique syndicated service that tracks consumer perceptions of safety and health issues. Interviewing is conducted daily on A&S/CATI and A&S/Voice CATI(R) among a national sample of adults. The service is currently monitoring perceptions of dozens of issues in areas such as food products, health care, lifestyle, transportation, environmental, consumer products and services, media/entertainment and children's issues.

           CLIENTS. The Company's 10 largest clients, based on revenue for the year ended December 31, 1995, were ActMedia Incorporated, AT&T, Burger King, Campbell Soup Company, The Coca-Cola Company, IBM, MasterCard, Shell Oil Company, Volvo Corporation of North America and Xerox. The Coca-Cola Company has been a client of ASW for over 30 years and represented approximately 23% of the Company's 1995 revenues. No other client accounted for more than 6 % of ASW's revenues during such fiscal year. Of the other nine clients listed above, 7 have been clients of the Company for at least 7 years.

           The Company has conducted numerous domestic and international custom and consumer tracking studies for The Coca-Cola Company. Its Audit Division has also conducted an annual International Availability study, as well as a domestic retail sample census and numerous test market studies for this client. These studies were requested by different divisions of The Coca-Cola Company, including The Coca-Cola Foods and Fountain Divisions.

           MARKETING AND SALES. Historically, the Company has relied primarily on its professional staff of researchers to perform business development and sales functions and to generate new business. New business development has centered on continuous nurturing of existing client relationships by the researchers and professionals directly involved with the client. The Company believes excellent provider/client relationships create the best opportunities for future business with existing clients, and significantly assist in the generation of new business through client referrals and recommendations.

           The Company's marketing staff is responsible for the overall monitoring of client relationships and for the development of domestic and international opportunities in addition to those market entries generated by the research staff. The marketing staff determines the feasibility of new market penetration through analyses of industry trends, consumer buying patterns and potential client needs. The Company owns several registered trademarks and service marks, and has applied for registration of certain other trademarks and service marks.

The Company does not believe that the loss of any such mark would have a material adverse effect on its business and operations.

           OPERATIONS. The Company is headquartered in New York City and operates regionally through offices in Chicago, Minneapolis, Philadelphia, Portland and San Francisco. International research studies are coordinated in New York and are conducted in Europe through the Company's 51% owned subsidiary, Audits & Surveys Europe, Ltd., located in London. In Latin America the Company recently entered into a strategic business relationship with the marketing research firm ASECOM, S.A. of Buenos Aires to provide research services throughout Latin America.

           The Company's offices in Chicago, Philadelphia and Portland contain approximately 180 A&S/CATI terminals which enable the Company to conduct telephone interviews in three time zones across the United States. The multiple locations of A&S/CATI operations provide the Company with a competitive advantage by increasing interviewer scheduling flexibility, expanding the number of daily interviews that can be conducted and allowing for alternative interviewing facilities in the event that extreme weather conditions or an area-wide power failure temporarily incapacitates any given location.

           COMPETITION. The market research industry is highly competitive and is characterized by a large number of competitors, ranging from relatively small organizations to companies with substantial resources. These competitors also include in-house marketing research departments, advertising agencies and business consulting firms. Although the Company believes that no single competitor offers a comparable combination of services, there can be no assurance that other companies, some with greater financial resources, will not attempt to offer a broader range of services than those offered by the Company. The Company believes that it competes primarily on the basis of the quality of the design of its market research proposals and on its ability to perform, analyze and provide results of its research projects on a timely basis, consistently.

           The Company believes that its ability to offer a wide variety of statistically valid marketing services to a broad base of clients in both domestic and international markets is critical to its competitive advantage and believes that providing a combination of custom, tracking and syndicated research services for the consumer and industrial markets further enhances its competitive position in the industry. The Company also believes that its ability to design and develop research services and technologies in response to changing clients' needs, as well as in anticipation of marketing trends, has enabled the Company to achieve and sustain a leadership position in the market research industry.

           Employees. At December 31, 1995, the Company had 623 employees, 336 of whom were part-time hourly support employees and 287 were full-time staff. The full-time staff includes 105 professional employees, 86 support employees and 96 individuals in administrative and management functions. The part-time employees are primarily engaged in A&S/CATI operations and other data gathering and processing operations.

           The Company conducts regular training sessions for professional staff and enrolls selected staff members in the training programs sponsored by CASRO, a marketing research industry association. In addition, the Company monitors the performance of its staff on a regular basis and conducts special training sessions for all its telephone interviewing staff in order to maintain high quality standards.

           Many of the Company's professional staff have advanced degrees in fields such as marketing, economics, computer science, management, finance, business, statistics, mathematics and psychology. None of its employees is subject to a collective bargaining agreement, nor has the Company experienced any work stoppages. The Company believes that its relations with employees are excellent.

           Compliance with Environmental Laws. The Company has a subsidiary, Rawn Company, Inc., which is currently for sale. Rawn (which was a subsidiary of Triangle prior to its merger with A&S) is a packager, blender and distributor of aerosol and service chemicals. The Company believes that Rawn's compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, should have no material effect upon its capital expenditures, earnings or competitive position. (See Note 15 to the Consolidated Financial Statements.)

           Backlog. A majority of the Company's revenues are recorded utilizing the percentage of completion method of accounting, which recognizes revenues as services are performed. In addition, revenues are recognized on syndicated research studies on a pro rata basis over the terms of the individual contracts. At December 31, 1995 and 1994, the Company had total unrecognized revenues of $18,165,000 and $13,968,000, respectively. All such unrecognized revenues at December 31, 1995 are expected to be recognized in 1996.

ITEM 2. PROPERTIES

           The Company's principal office is located in New York, New York where it leases approximately 107,000 square feet under a lease that expires on February 28, 2003. It currently subleases approximately 42,000 square feet at this location to two unaffiliated parties through the date on which the primary lease expires.

           The Company also leases an aggregate of approximately 24,000 square feet of office space in San Francisco, Chicago, Philadelphia, Minneapolis, Portland, Oregon and Livonia, Michigan and, through its subsidiary, leases office space in London.

ITEM 3. LEGAL PROCEEDINGS

           The Company is not a party to any litigation that is expected to have a material effect on its results of operations or financial condition. (See Note 15 to the Consolidated Financial Statements for a discussion of an environmental action involving Triangle's inactive subsidiary, Diamond Tool and Horseshoe Co., now known as Tri-North, Inc.)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) PRICE RANGE OF COMMON STOCK

The Company's common stock is traded on the American Stock Exchange ("AMEX"). The following table shows the range of closing prices for the common stock for the calendar quarters indicated, as reported by AMEX:

        1994                                     HIGH                 LOW
          First Quarter                       1- 5/16                5/8
          Second Quarter                          7/8                5/8
          Third Quarter                       4 - 3/4                9/16
          Fourth Quarter                      4 - 1/2                2-7/8

        1995
          First Quarter                       4 - 1/2                2 - 7/8
          Second Quarter                      4 - 1/8                2 - 7/8
          Third Quarter                       3 - 11/16              2 - 3/8
          Fourth Quarter                      2 - 3/4                1 - 1/2

(b) APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

The approximate number of record holders of the Company's common stock as of March 15, 1996 was 646.

(c) DIVIDENDS

There have been no cash dividends to stockholders since the Company became a C Corporation for income tax purposes on December 1, 1993. Prior to December 1, 1993 the Company was an S Corporation for income tax purposes and distributed substantially all of its earnings in the form of S Corporation distributions.

ITEM 6.              SELECTED FINANCIAL DATA
             (Dollar amounts in thousands except per share data)

                                                                   One Month
                                      Years ended                    ended                       Years ended
                             Dec. 31,1995      Dec. 31,1994       Dec. 31,1993         Nov. 28, 1993   Nov. 29, 1992    Dec. 1, 1991

Selected Income Statement
Data:

Revenues                        $54,626           $43,917            $2,568                 $40,173          $35,367        $33,764

Income ( Loss ) before taxes     $1,553            $1,868            ($422)                  $1,485           $1,703         $1,992

Net Income:
     Historical                    $846            $1,016              $538(a)               $1,323           $1,534         $1,786

     Pro forma (b)                   --                --                --                    $808             $928         $1,086

Income per share:
     Historical                   $0.07             $0.10             $0.05                      --               --             --

     Pro forma (b)                   --                --                --                   $0.08            $0.09          $0.10

Weighted average shares
    outstanding              12,499,213        10,475,804        10,475,804              10,475,804       10,475,804     10,475,804



Selected Balance Sheet Data:

Total assets                    $24,887           $16,478           $13,068                 $12,642          $12,279        $11,559

Total debt                       $4,802            $2,454            $2,543                  $1,869           $2,066         $1,972

Stockholders' equity             $6,627            $1,132            $1,648                  $1,110           $1,063         $1,585

Cash dividends per share (c)         --                --                --                      --               --              --

(a) In connection with the termination of the Company's S Corporation tax status as of December 1, 1993, a cumulative Federal and New York State deferred tax asset of $759,000 was recognized with an offsetting credit to the provision for income taxes for the one month period ended December 31, 1993.

(b) For the years ended November 28, 1993, November 29, 1992 and December 1, 1991, the Company was an S Corporation for tax purposes and its historical results provided limited state and local income taxes and no Federal income taxes. Pro forma net income shown above for these three years has been adjusted to reflect an estimate of the actual taxes that would have been paid had the Company been a C Corporation.

(c) There have been no cash dividends to stockholders since the Company became a C Corporation on December 1,1993. Prior to December 1, 1993, the Company distributed substantially all of its earnings in the form of S Corporation distributions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           On March 24, 1995, Audits and Surveys, Inc. ("A&S") and The Triangle Corporation ("Triangle") consummated a merger pursuant to which A&S was merged with and into Triangle. Triangle was the surviving corporation and the separate existence of A&S ceased. (Triangle and A&S after the merger are hereinafter referred to as the "Company.") The name of the merged corporation was changed to "Audits & Surveys Worldwide, Inc." Upon consummation of the Merger, the holders of Triangle's common stock immediately prior to the Merger owned 20% of the Company's common stock and the holders of A&S's common stock immediately prior to the Merger owned 80% of the Company's common stock. For accounting and financial reporting purposes, the Merger has been treated as a reverse acquisition. Accordingly, A&S was deemed to have acquired Triangle's net assets in return for a 20% equity interest in the Company.

           The Company's consolidated financial statements and the following discussion of financial condition and results of operations include the accounts of Triangle subsequent to the Merger. Triangle's operations for the period March 24, 1995 to March 31, 1995 were not significant. For convenience, the acquisition has been recorded as of March 31, 1995 for accounting purposes.


Results of Operations

1995 COMPARED WITH 1994

           Revenues for 1995 rose $10.7 million (24%) to $54.6 million compared with $43.9 million in 1994. Approximately 85% of the increase in 1995 stemmed from new customer satisfaction continuous tracking studies and major international consumer products surveys. The remaining portion of the revenue increase came from a variety of new custom research studies.

           Direct costs increased $8.9 million (50%) in 1995 compared with 1994, principally as a result of the increased revenues. As a percentage of revenues, direct costs were 49% in 1995 compared with 41% in 1994. The overall increase in direct costs as a percentage of revenues was caused primarily by the survey studies which generated a significant portion of the increased revenues having substantially higher direct cost levels than the Company's historical mix of survey studies. In addition, direct costs as a percentage of revenues reflected the effect of expenses incurred in the development of various new research services.

           Selling, general and administrative (SG&A) expenses increased $3.7 million (18%) in 1995. Approximately $2.6 million of the increase resulted from higher base compensation for several key employees upon implementation of new compensation agreements (see Incentive bonuses discussion below) and additional salaries of new personnel related to the increased revenues previously discussed. Other SG&A expenses increased $1.1 million, with approximately half of these increases stemming from higher professional and consulting fees and other expenses incurred in connection with the Company making the transition from a private to a publicly owned corporation and for improvements to the Company's information system. In addition, increases in rent, utilities, telephone and associated costs were incurred to accommodate the new personnel described above.

           Incentive bonuses decreased $2.2 million in 1995 which resulted from a decline in the operating income on which the incentive bonuses are calculated as well as the implementation of new compensation agreements with several key employees which increased base salaries (see SG&A above) and simultaneously reduced incentive bonuses.

           Results of operations in 1995 were adversely impacted by a charge of $175,000 against "Other Income" resulting from the termination of a sublease with a subtenant and the occupancy of the space by the Company to accommodate the increased personnel referred to above.

           Income before taxes in 1994 was favorably effected by $215,000 as a result of three nonrecurring transactions. The Company sold its investment in an Argentinean affiliate at a gain of $1,335,000. The gain was offset by costs of $779,000 incurred in connection with stock bonuses issued to certain key employees and $341,000 representing the settlement costs of a retirement agreement with the estate of a former shareholder.
No similar nonrecurring transactions arose in 1995.

1994 COMPARED WITH 1993

           Effective November 29, 1993, the Company adopted a calendar year for financial reporting purposes. The following discussion compares results of operations for the year ended December 31, 1994 with the results for the 52 week period ended November 28, 1993.

           Revenues for 1994 rose $3.7 million (9%) to $43.9 million compared with $40.1 million in 1993. Approximately 75% of the revenue increase in 1994 stemmed from additional custom research projects. The balance of the increase came from additional syndicated studies including the introduction of an unique audience measurement service in 19 Latin American countries.

           Direct costs increased $2.9 million (20%) in 1994 compared with 1993 as a result of the increased revenues. As a percentage of revenues, direct costs were 41% in 1994 compared with 37% in 1993. The increase in direct costs as a percentage of revenues was impacted by an increase in the proportion of higher cost custom research studies in the overall 1994 revenue mix compared with 1993. Direct costs, as a percentage of revenues, were also effected by the incurrence of costs associated with the development and introduction of new services in the Audit division. The Company's practice is to expense all development costs as incurred.

           SG&A expenses increased $1.9 million (10%) in 1994. Approximately $1.1 million of the increase was in compensation costs principally associated with additional research and support staff related to the increase in custom research studies. The majority of the remaining increase of $.8 million in SG&A expenses were incurred in areas such as maintenance and repairs, rent, telephone, utilities and bad debt expense.

           Incentive bonuses decreased $1.2 million in 1994 compared with 1993 as a result of a decline in the operating income on which a significant portion of the incentive bonuses were based.

           As previously noted, income before taxes in 1994 was favorably effected by $215,000 as a result of three nonrecurring transactions. The Company sold its investment in an Argentinean affiliate at a gain of $1,335,000. The gain was offset by costs of $779,000 incurred in connection with stock bonuses issued to certain key employees and $341,000 representing the settlement costs of a retirement agreement with the estate of a former shareholder.

Financial Condition, Liquidity and Capital Resources

           At December 31, 1995, the Company had working capital of $1.9 million and a current ratio of 1.15 to 1 compared with a working capital deficit of $2.2 million and a current ratio of .84 to 1 at December 31, 1994. The improvements in 1995 were, in part, related to the debt restructuring described below.

           Cash flow from operations and borrowings under its credit facilities with its bank are the Company's principal sources of funds. The Company's cash flow and borrowings have been sufficient to provide funds for working capital, capital expenditures and payment of indebtedness. On March 11, 1996, the Company received a commitment from its bank to refinance its existing $5,000,000 short-term credit facility into a $2,500,000 term loan and a $2,500,000 secured line of credit. At December 31, 1995, the Company reclassified $2,500,000 of its then outstanding short-term indebtedness to reflect the commitment. The term loan and the line of credit contain customary affirmative and negative covenants including those requiring the Company to maintain certain financial ratios (see
Note 5 to the consolidated financial statements).

           Net cash used in operating activities was $1,875,000, consisting primarily of net income of $846,000, which included non-cash expenses of $1,439,000, offset primarily by increases in accounts receivable of $1,709,000, other assets of $1,227,000 (including payment of $1,000,000 to a supplier for retail sales data discussed in Note 15 to the consolidated financial statements) and by decreases in accrued payroll and bonuses of $1,516,000.

           Net cash provided by investing activities was $292,000 and consisted of approximately $1,090,000 of cash received in connection with the Triangle merger offset by $588,000 of purchases of property and equipment and the payment of additional merger expenses of $210,000. The Company's planned capital expenditures in 1996 are estimated to be $300,000.

           Net cash provided by financing activities was $1,765,000 consisting of proceeds from borrowings under the short-term line of credit of $3,700,000 offset by the repayment of $1,500,000 of notes due to officers/stockholders and payments of other long-term debt and capital lease obligations of $435,000.

            The Company believes that its recently revised credit arrangements with its bank combined with funds generated by its operations will be adequate to fund its planned capital expenditures, meet its debt obligations and finance its operations for at least the next twelve months.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of the report. (See
Item 14).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


           None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The information required in response to this item with respect to Directors is contained in the Company's 1996 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the Company's fiscal year and, accordingly, is omitted pursuant to General Instruction G(3).

           The following sets forth the names and ages of the Company's Executive Officers, together with all positions and offices held with the Company by such Executive Officers. Officers are appointed to serve until the meeting of the Board of Directors following the next Annual Meeting of Stockholders and until their successors have been elected and have qualified:

           Solomon Dutka (72) has served as a director, Chairman and Chief Executive Officer of the Company since March 1995. A founder of A&S in 1953, he served A&S in various capacities, including as its Chairman and President, prior to the merger with Triangle in March 1995.

           H. Arthur Bellows, Jr. (58) has served as a director, President and Chief Operating Officer of the Company since March 1995. He served as a director and Chairman of Triangle from August 1967 until the merger with A&S in March 1995 and as Triangle's President from October 1971 until March 1995.

           Carl Ravitch (54) has served as a director and Executive Vice President of the Company since March 1995. He joined A&S in 1967 and served as its Executive Vice President - Chief Marketing Officer from 1992 until the merger with Triangle in March 1995.

           Anthony Timiraos (42) has served as a director and Executive Vice President of the Company since March 1995. He joined A&S in 1988 as Vice President-Finance and served as its Senior Vice President - Finance and Chief Financial Officer from 1992 until the merger with Triangle in March 1995.

           Alan J. Ritter (55) has served as Senior Vice President and Corporate Controller of the Company since September 1995. He served as Vice President - Finance of Triangle from October 1993 until the merger with A&S in March 1995 and as Triangle's Corporate Controller from December 1978 until September 1993.

ITEM 11. EXECUTIVE COMPENSATION

           The information required in response to this item is contained in the Company's 1996 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the Company's fiscal year and, accordingly, is omitted pursuant to General Instruction G(3).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information required in response to this item is contained in the Company's 1996 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the Company's fiscal year and, accordingly, is omitted pursuant to General Instruction G(3).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information required in response to this item is contained in the Company's 1996 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the Company's fiscal year and, accordingly, is omitted pursuant to General Instruction G(3).

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)        List of Documents filed as part of this Report.

    1.        FINANCIAL STATEMENTS                                  PAGE NUMBER

              Independent Auditor's Report                                  F-1

              Consolidated Balance Sheets at December 31, 1995        F-2 to F-3
              and December 31, 1994

              Consolidated Statements of Income for the years ended         F-4
              December 31, 1995 and 1994, November 28, 1993 and for the one-month ended December 31, 1993.

              Consolidated Statements of Stockholders' Equity                F-5
              for the years ended December 31, 1995 and 1994, November 28, 1993 and for the one-month ended
              December 31, 1993.

              Consolidated  Statements  of Cash Flows for the years   F-6 to F-7
              ended December 31, 1995 and 1994 and November 28, 1993.

              Notes to Consolidated Financial Statements             F-8 to F-19


    2.        FINANCIAL STATEMENT SCHEDULES

              SCHEDULE NUMBER                 DESCRIPTION

                    II               Valuation and Qualifying Accounts     S -1


              All other financial statement schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

3.Exhibit



EXHIBITS
NUMBERS                  DESCRIPTION

2.01 Merger Agreement between The Triangle Corporation and Audits and Surveys, Inc., dated as of August 11, 1994 (the "Merger Agreement"). Incorporated by reference to Exhibit (2) (I) to the Company's Report on Form 10-Q for the quarter ended September 30, 1994.

2.02 Amendment No. 1 to the Merger Agreement, dated as of October 7, 1994. Incorporated by reference to Exhibit (2) (ii) to the Company's Report on Form 10- Q for the quarter ended September 30, 1994.

2.03 Amendment No. 2 to the Merger Agreement, dated as of January 6, 1995. Incorporated by reference to Exhibit 2 (iii) to the Company's Report on Form 10- K for the year ended December 31, 1994.

2.04 Amendment No. 3 to the Merger Agreement, dated as of January 31, 1995. Incorporated by reference to Exhibit 2 (iv) to the Company's Report on Form 10- K for the year ended December 31, 1994.

2.05 Amendment No. 4 to the Merger Agreement, dated as of February 8, 1995. Incorporated by reference to Exhibit 2 (v) to the Company's Report on Form 10-K for the year ended December 31, 1994.

2.06 Stock and Asset Purchase Agreement between Cooper Industries, Inc. and The Triangle Corporation, dated April 9, 1993 (the "Stock and Asset Purchase Agreement"). Incorporated by reference to Exhibit (2) to the Company's Report on Form 10-Q for the quarter ended March 31, 1993.

2.07 Amendment No. 1 to the Stock and Asset Purchase Agreement, dated April 30, 1993. Incorporated by reference to Exhibit (2) (ii) to the Company's Report on Form 10-Q for the quarter ended June 30, 1993.

2.08 Amendment No. 2 to the Stock and Asset Purchase Agreement, dated August 4, 1993. Incorporated by reference to Exhibit (2) (iii) to the Company's Report on Form 10-Q for the quarter ended June 30, 1993.

2.09 Asset Purchase Agreement between The Triangle Corporation and SPX Corporation, dated as of December 21, 1990. Incorporated by reference to Exhibit (28) (I) to the Company's Report on Form 8-K, dated January 15, 1991.

3.01 Restated  and  Amended   Certificate  of   Incorporation  of  the  Company.
     Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 10- Q/A for the quarter ended March 31, 1995.

3.02 Amended and Restated  By-laws of the Company.  Incorporated by reference to
     Exhibit 4.2 to the Company's Report on Form 10-Q/A for the quarter ended March 31, 1995.
4.01 Registration Rights Agreement among the Company, H. Arthur Bellows, Jr., Carl Ravitch and the Estate of Irving I. Roshwalb, dated March 24, 1995. Incorporated by reference to Exhibit 4.3 to the Company's Report on Form 10- Q/A for the quarter ended March 31, 1995.

4.02 Shareholders Agreement among the Company, H. Arthur Bellows, Jr., Solomon Dutka, Solomon Dutka Trust for James Dutka, Solomon Dutka Trust for Michael Dutka, Solomon Dutka Trust for Joyce Dutka, Carl Ravitch, Anthony Timiraos, Dexter Neadle, Lawrence Karp, George Fabian, Fred Winkel, Joel S. Klein, William Liebman, Nagesh Gupta, Thomas Ryan, Joel Dorfman, Josh Libresco, Donald Pace, Paul Donato, Fred Nicholson and Joel J. Klein, dated March 24, 1995. Incorporated by reference to Exhibit 4.4 to the Company's Report on Form 10-Q/A for the quarter ended March 31, 1995.

4.03 Shareholders Agreement between The Triangle Corporation and the Estate of Irving I. Roshwalb, dated February 9, 1995. Incorporated by reference to
     Exhibit 4.5 to the Company's Report on Form 10-Q/A for the quarter ended March 31, 1995.

10.01** The Triangle Salaried Profit Sharing Plan.  Incorporated by reference to
     Exhibit (10) (vi) to the Company's Report on Form 10-K for the year ended December 31, 1992.


10.02** The Triangle Salaried Pension Guarantee Plan. Incorporated by reference to Exhibit (10) (vii) to the Company's Report on Form 10-K for the year ended December 31, 1992.


10.03** The Triangle Salaried Incentive Savings Plan. Incorporated by reference to Exhibit (10) (viii) to the Company's Report on Form 10-K for the year ended December 31, 1992.

10.04**The Triangle Retirement Savings Plan Trust Agreement. Incorporated by reference to Exhibit (10) (ix) to the Company's Report on Form 10-K for the year ended December 31, 1992.

10.05** 1994 Stock Option Plan of The Triangle Corporation. Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q/A for the quarter ended March 31, 1995.

10.06** Letter  Agreement  between The Triangle  Corporation and Alan J. Ritter,
     Vice President - Finance with respect to severance payments when and if terminated, dated July 7, 1994. Incorporated by reference to Exhibit (10) to the Company's Report on Form 10-Q for the quarter ended June 30, 1994.

10.07** Employment  agreement between the Company and Solomon Dutka, dated March
     24, 1995. Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q/A for the quarter ended March 31, 1995.

10.08** Employment agreement between the Company and H. Arthur Bellows, Jr., dated March 24, 1995. Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q/A for the quarter ended March 31, 1995.

10.09** Employment  agreement between the Company and Carl Ravitch,  dated March
     24, 1995. Incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q/A for the quarter ended March 31, 1995.

10.10** Employment  agreement  between the Company and Anthony  Timiraos,  dated
     March 24, 1995. Incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-Q/A for the quarter ended March 31, 1995.

10.11**  Employment  agreement  between the Company  and Alan J.  Ritter,  dated
     September 13, 1995. Incorporated by reference to Exhibit 10 to the Company's Report on Form 10-Q for the quarter ended September 30, 1995.

10.12* Lease  between  Tobias  Associates  and  Audits &  Surveys,  Inc.,  dated
     February 13, 1987.

10.13* Lease between Tobias Associates and Audits & Surveys, Inc., dated October
     26, 1990.

10.14* Term Loan Agreement between Audits & Surveys Inc., Solomon Dutka and Carl
     Ravitch and Chemical Bank, dated November 30, 1993 (the "Term Loan Agreement").

10.15* Amendment and Waiver of certain terms of the Term Loan  Agreement,  dated
     March 21, 1994.

10.16* Security Agreement between Audits and Surveys, Inc. and Chemical Bank, dated November 14, 1991.

21.01* List of subsidiaries of the Company.

27.01* Financial Data Schedule.



- --------------------
*    Filed herewith.

** Management contracts or compensatory plan or arrangement required to be noted pursuant to Item 14(a)3 of Form 10-K.

(b)        Reports on Form 8-K.

           The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Audits & Surveys Worldwide, Inc.


By:     /S/ H. ARTHUR BELLOWS, JR.                               MARCH 29, 1996
        --------------------------                               --------------
        H. Arthur Bellows, Jr                                    Date
        President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on its behalf by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:     /S/ SOLOMON DUTKA                                         MARCH 29, 1996
        --------------------------                               --------------
        Solomon Dutka                                             Date
        Chairman, Chief Executive Officer and Director


By:     /S/H. ARTHUR BELLOWS, JR.                                MARCH 29, 1996
        --------------------------                               --------------
        H. Arthur Bellows, Jr.                                   Date
        President and Chief Operating Officer and Director


By:     /S/CARL RAVITCH                                          MARCH 29, 1996
        --------------------------                               --------------
        Carl Ravitch                                             Date
        Executive Vice President and Director


By:     /S/ANTHONY TIMIRAOS                                      MARCH 29, 1996
        --------------------------                               --------------
        Anthony Timiraos                                         Date
        Executive Vice President and Director
        (Principal Financial Officer)


By:     /S/ALAN J. RITTER                                        MARCH 29, 1996
        --------------------------                               --------------
        Alan J. Ritter                                           Date
        Sr. Vice President (Principal Accounting Officer)


By:     /S/CHARLES E. BRADLEY                                    MARCH 29, 1996
        --------------------------                               --------------
        Charles E. Bradley                                       Date
        Director


By:     /S/BRIAN G. DYSON                                        MARCH 29, 1996
        --------------------------                               --------------
        Brian G. Dyson                                           Date
        Director

By:     /S/MATTHEW GOLDSTEIN                                     MARCH 29, 1996
        --------------------------                               --------------
        Matthew Goldstein                                        Date
        Director


By:     /S/ ROBERT MILLER                                        MARCH 29, 1996
        --------------------------                               --------------
        Robert Miller                                            Date
        Director


By:     /S/WILLIAM NEWMAN                                        MARCH 29, 1996
        --------------------------                               --------------
        William Newman                                           Date
        Director


By:     /S/SOL YOUNG                                             MARCH 29, 1996
        --------------------------                               --------------
        Sol Young                                                Date
        Director


By:     /S/WILLIAM A. ZEBEDEE                                    MARCH 29, 1996
        --------------------------                               --------------
        William A. Zebedee                                       Date
        Director

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Audits & Surveys Worldwide, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Audits & Surveys Worldwide, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1995 and 1994 and November 28, 1993, and the consolidated statements of income and stockholders' equity for the one-month ended December 31, 1993. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Audits & Surveys Worldwide, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years ended December 31, 1995 and 1994, and November 28, 1993 and results of their operations for the one-month ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
New York, New York
March 15, 1996

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(DOLLAR AMOUNTS IN THOUSANDS)
- --------------------------------------------------------------------------------


                                                                                                             DECEMBER 31,
ASSETS                                                                                                  1995                 1994

CURRENT ASSETS:
  Cash                                                                                             $     936            $     736
  Accounts receivable:
   Billed (net of allowance for doubtful accounts of $150 and $129)                                    8,687                7,413
   Unbilled                                                                                            2,366                1,948
  Refundable income taxes                                                                                299                    -
  Prepaid expenses and inventories                                                                     1,320                  700
  Deferred income taxes                                                                                  168                  196
  Other current assets                                                                                   139                  304
  Net assets held for sale                                                                               983                    -
                                                                                                   ---------           ----------

        Total current assets                                                                          14,898               11,315

PROPERTY AND EQUIPMENT - Net                                                                           3,127                2,524

RECEIVABLE FROM SALE OF ASSETS                                                                           500                    -

PREPAID PENSION COSTS                                                                                    943                    -

DEFERRED INCOME TAXES                                                                                  3,398                  793

DEFERRED MERGER COSTS                                                                                      -                1,112

OTHER ASSETS                                                                                           2,021                  734
                                                                                             ---------------       --------------

TOTAL ASSETS                                                                                         $24,887              $16,478
                                                                                             ===============       ==============



See notes to consolidated financial statements.                     (Continued)

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(DOLLAR AMOUNTS IN THOUSANDS)
- --------------------------------------------------------------------------------


                                                                                                               DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                                    1995                  1994

CURRENT LIABILITIES:
  Short-term bank debt                                                                             $   1,200            $       -
  Accounts payable and accrued expenses                                                                4,877                2,941
  Accrued payroll and bonuses                                                                          1,917                3,433
  Notes payable to officers/stockholders                                                                   -                1,500
  Customer billings in excess of revenues earned                                                       4,282                4,613
  Income taxes payable                                                                                     -                  595
  Current portion of long-term debt                                                                      658                  366
  Current portion of capital lease obligations                                                            75                   44
                                                                                             ---------------       --------------

        Total current liabilities                                                                     13,009               13,492

LONG-TERM DEBT - Net of current portion                                                                2,647                  440

CAPITAL LEASE OBLIGATIONS - Net of current portion                                                       222                  104

DEFERRED INCOME TAX LIABILITIES                                                                          405                    -

OTHER LIABILITIES                                                                                      1,977                1,310
                                                                                             ---------------       --------------

        Total liabilities                                                                             18,260               15,346
                                                                                             ---------------       --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value, 1,000,000 shares authorized and
    unissued                                                                                               -                    -
  Common stock, no par value, 10,000 shares authorized and issued
    at December 31, 1994                                                                                   -                   14
  Common stock, $.01 par value, 30,000,000 shares authorized and
    13,094,755 shares issued at December 31, 1995                                                        131                    -
  Additional paid-in capital                                                                           4,486                  334
  Retained earnings                                                                                    2,014                1,168
  Cumulative foreign currency translation adjustment                                                     (4)                  (4)
                                                                                             ---------------       --------------

                                                                                                       6,627                1,512

  Treasury stock, at cost (2,558 shares)                                                                   -                (380)

        Total stockholders' equity                                                                     6,627                1,132
                                                                                             ---------------       --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                           $24,887              $16,478
                                                                                             ===============       ==============

See notes to consolidated financial statements.                      (Concluded)

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(DOLLAR AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)
- --------------------------------------------------------------------------------


                                                                                                      ONE-MONTH             YEAR
                                                                                                        ENDED               ENDED
                                                                     YEAR ENDED                        DECEMBER            NOVEMBER
                                                                     DECEMBER 31,                         31,                  28,
                                                              1995                  1994                 1993                1993

REVENUES                                                 $   54,626            $   43,917           $    2,568         $    40,173
                                                   ----------------      ----------------    -----------------    ----------------

COSTS AND EXPENSES:
  Direct costs                                               26,732                17,815                  930              14,878
  Selling, general and administrative expenses               24,410                20,696                1,759              18,846
  Incentive bonuses                                           1,765                 3,947                  343               5,182
  Stock bonuses                                                   -                   779                    -                   -
  Provision in connection with retirement agreement               -                   341                    -                   -
  Interest expense                                              435                   206                   13                 168
  Gain on sale of investment in affiliate                         -                (1,335)                   -                   -
  Other (income) - net                                         (269)                 (400)                 (55)               (386)
                                                   ----------------      ----------------    -----------------    ----------------

        Total costs and expenses                             53,073                42,049                2,990              38,688

INCOME BEFORE PROVISION (BENEFIT) FOR
  INCOME TAXES                                                1,553                 1,868                 (422)              1,485

PROVISION (BENEFIT) FOR INCOME TAXES                            707                   852                 (960)                162
                                                   ----------------      ----------------    -----------------    ----------------

NET INCOME                                            $         846          $      1,016             $    538           $   1,323
                                                   ================      ================    =================    ================

NET INCOME PER SHARE                                  $         .07         $         .10           $      .05
                                                   ================      ================    =================

PRO FORMA INCOME DATA:
  Income before provision for income taxes
  - as reported                                                                                                          $   1,485
  Pro forma income tax provision                                                                                               677
                                                                                                                  ----------------
  Pro forma net income                                                                                                   $     808
                                                                                                                  ================

  Pro forma net income per share                                                                                         $     .08
                                                                                                                  ================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                 12,499,213            10,475,804           10,475,804          10,475,804
  OUTSTANDING                                      ================      ================    =================    ================


See notes to consolidated financial statements.

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(DOLLAR AMOUNTS IN THOUSANDS)
- -------------------------------------------------------------------------------

                                                                                              CUMULATIVE
                                                                                                FOREIGN
                                        COMMON STOCK      COMMON STOCK     ADDITIONAL          CURRENCY       TREASURY
                                       $.01 PAR VALUE     NO PAR VALUE      PAID-IN  RETAINED TRANSLATION       STOCK
                                       SHARES  AMOUNT    SHARES  AMOUNT     CAPITAL  EARNINGS ADJUSTMENTS   SHARES  AMOUNTS   TOTAL

BALANCE, NOVEMBER 28, 1992                  -   $  -     10,000   $ 14       $ 15  $ 1,353    $   -        2,338   $ (319)  $ 1,063
Net income                                  -      -          -      -          -    1,323        -            -        -     1,323
Foreign currency adjustment                 -      -          -      -          -        -      (54)           -        -       (54)
Purchase of treasury shares                 -      -          -      -          -        -        -        1,478     (254)     (254)
Issuance of treasury shares to an           -      -          -      -          -        -        -         (260)      45        45
  officer pursuant to a stockholders'
  agreement
Distributions to stockholders               -      -          -      -          -     (868)       -            -        -      (868)
Acquisition of Audits & Surveys,            -      -          -      -          -     (145)       -            -        -      (145)
  Canada Ventures, Inc.
BALANCE, NOVEMBER 28, 1993                  -      -     10,000     14         15    1,663      (54)       3,556     (528)    1,110
Net income                                  -      -          -      -          -      538        -            -        -       538
BALANCE, DECEMBER 31, 1993                  -      -     10,000     14         15    2,201      (54)       3,556     (528)    1,648
Net income                                  -      -          -      -          -    1,016        -            -        -     1,016
Foreign currency adjustment                 -      -          -      -          -        -       50            -        -        50
Stock bonuses                               -      -                 -        319        -        -         (998)     148       467
Distributions to stockholders               -      -          -      -          -   (2,049)       -            -        -    (2,047)
BALANCE, DECEMBER 31, 1994                  -      -     10,000     14        334    1,168       (4)       2,558     (380)    1,132
Net income                                  -      -          -      -          -      846        -            -        -       846
Recapitalization and merger        13,094,755    131    (10,000)   (14)     4,152        -        -       (2,558)     380     4,649
BALANCE, DECEMBER 31, 1995         13,094,755   $131          -  $   -    $ 4,486  $ 2,014    $  (4)           -    $   -    $6,627



See notes to consolidated financial statements.

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS)
- --------------------------------------------------------------------------------


                                                                                          YEAR  ENDED                YEAR  ENDED
                                                                                          DECEMBER 31,              NOVEMBER 29,
                                                                                      1995            1994               1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                        $  846          $1,016              $1,323
  Adjustments to reconcile net income to net cash (used in) provided by operating activities:
   Depreciation and amortization                                                       581             531                 549
   Provision for bad debts                                                              92             152                   -
   Deferred income taxes                                                               240              13                  15
   Deferred compensation                                                                31              30                  25
   Loss on investment in affiliate                                                       -               -                  17
   Amortization of deferred charges                                                    285              24                  43
   Increase in cash surrender value of officers' life insurance                         50             (24)                (79)
   Accrued rent                                                                        160            (244)                 36
   Income from investment accounted for on the equity method                             -             (72)                 (7)
   Gain on sale of affiliate                                                             -          (1,335)                  -
   Stock bonuses to officers                                                             -             467                   -
   Minority interest                                                                   (54)             49                   -
   Changes in operating assets and liabilities:
     Accounts receivable                                                            (1,709)         (3,205)               (509)
     Prepaid expenses                                                                  296             (63)               (258)
     Other current assets                                                              202             (61)                (61)
     Other assets                                                                   (1,227)            (18)                 36
     Accounts payable and accrued expenses                                             638           1,553                 162
     Accrued payroll and bonuses                                                    (1,516)            362                 316
     Other liabilities                                                                 530
     Customer billings in excess of revenues earned                                   (331)          1,881                (175)
     Payment of deferred compensation                                                    -             (69)                  -
     Income taxes payable                                                             (894)            837                   -
     Net assets held for sale                                                         (102)              -                   -
     Prepaid pension costs                                                             (64)              -                   -
     Other                                                                              71             105                   -
                                                                                 ---------       ---------          ----------

         Net cash (used in) provided by operating activities                        (1,875)          1,929               1,433
                                                                                 ---------       ---------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan to affiliates                                                                     -               -                 (64)
  Loans to officers/stockholders                                                         -            (111)               (123)
  Repayment of officer/stockholders' loans                                               -             171                  88
  Purchases of property and equipment                                                 (588)           (253)               (842)
  Investment in subsidiary                                                               -               -                 (56)
  Cash received from Triangle merger                                                 1,090               -                   -
  Proceeds from sale of affiliate                                                        -           1,500                   -
  Payment of deferred merger costs                                                    (210)         (1,113)                  -
                                                                                 ---------       ---------          ----------

         Net cash provided by (used in) investing activities:                          292             194                (997)
                                                                                 ---------       ---------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from  notes payable to officers/stockholders                                  -           1,500                 391
  Principal payments on notes payable to officers/stockholders                      (1,500)           (391)               (710)
  Proceeds from long-term debt                                                           -               -                 254
  Principal payments on long-term debt                                                (334)           (407)               (329)
  Proceeds from short-term bank debt                                                 3,700             750                   -
  Repayment of short-term bank debt                                                      -          (1,500)                  -
  Principal payments on capital lease obligations                                     (101)            (41)                (30)
  Distributions to stockholders                                                          -          (2,049)               (869)
  Purchase of treasury shares                                                            -               -                (254)
  Issuance of treasury shares                                                            -               -                  44
                                                                                 ---------       ---------          ----------

         Net cash provided by (used in) financing activities                         1,765          (2,138)             (1,503)
                                                                                 ---------       ---------          ----------
                                                                     (Continued)
See notes to consolidated financial statements.






AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS)
- --------------------------------------------------------------------------------
                                                                                          YEAR  ENDED                YEAR  ENDED
                                                                                          DECEMBER 31,              NOVEMBER 29,
                                                                                      1995            1994               1993

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH                                         $    -         $    49          $      (39)
                                                                                 =========       =========          ==========

NET INCREASE (DECREASE) IN CASH                                                     $  182         $    34            $ (1,106)

CASH, BEGINNING OF YEAR                                                                754             720               1,555
                                                                                 ---------       ---------          ----------

CASH, END OF YEAR                                                                   $  936          $  754            $    449
                                                                                 =========       =========          ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
     Cash paid during the year for:
         Interest                                                                  $   334          $  161            $    141
                                                                                 =========       =========          ==========

         Income taxes                                                              $ 1,335        $      1            $    224
                                                                                 =========       =========          ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
     Capital lease obligation incurred for purchase of equipment                   $   250                            $    223
                                                                                 =========                          ==========
     Financing of capital improvements                                             $   333
                                                                                 =========

     The Company issued common stock in order to effect the merger with Triangle. Such stock aggregated $4,488 (net of $1,323 of related merger costs). In conjunction with the acquisition, liabilities were assumed as follows:

     Fair value of assets acquired (includes $1,090 of cash acquired)             $  5,267
     Value of common stock issued (net of $1,323 of related merger                   4,488
     costs)                                                                      ---------

     Liabilities assumed                                                          $    779
                                                                                 =========


See notes to consolidated financial statements.

                                                                     (Concluded)

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           BASIS  OF  FINANCIAL   STATEMENT   PRESENTATION  -  The  consolidated
           financial statements include the accounts of Audits & Surveys Worldwide, Inc. (the "Company"), and its majority owned subsidiary, Audits & Surveys Europe Ltd. ("A&SE"). The consolidated financial statements also include the accounts of The Triangle Corporation ("Triangle") subsequent to the merger (Note 2). All significant intercompany transactions and balances have been eliminated.

           BUSINESS ACTIVITY - The Company is an international marketing research firm providing its clients with a broad selection of services and information used to assist in the development of marketing, advertising and investment strategies for their products and services. These services are provided to a wide variety of commercial, industrial and academic organizations on a custom, continuous tracking or syndicated basis.

           USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           INVESTMENTS IN AFFILIATES - The equity method of accounting was used by the Company in connection with investments in its Canadian and Pacific joint ventures. These ventures were sold during 1995. Under the equity method, original investments are recorded at cost and adjusted for the Company's share of earnings or losses and distributions.

           INVENTORIES - Inventories, which consist primarily of components and finished goods, are stated at the lower of cost (principally on a first-in, first-out basis) or market.

           PROPERTY AND EQUIPMENT - Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of furniture and fixtures and equipment is provided using accelerated methods over five to ten years. Amortization of leasehold improvements and assets held under capital leases is provided using the straight-line method over the lease term.

           LONG-LIVED ASSETS - In March 1995, the Financial Accounting Standards Board issued Statement No. 12 1, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This statement is effective for fiscal years beginning after December 15, 1995. The Company does not expect the effect on its consolidated financial condition and results of operations from the adoption of this statement to be material.

           FAIR VALUE OF FINANCIAL INSTRUMENTS - For financial instruments including cash, accounts receivable accounts payable and accrued expenses, it was assumed that the carrying amount approximated fair value because of their short maturities. The carrying amount of long-term debt, including capitalized lease obligations, approximates fair value because such debt is subject to floating interest rates or, with respect to capitalized leases, contain current market rates.

           REVENUE RECOGNITION - The accompanying financial statements have been prepared using the percentage-of-completion method of accounting for certain contracts and, therefore, take into account the revenue, cost and estimated earnings on contracts not yet completed. Income is recognized on the excess of contract price over direct costs in the percentage that actual costs to date relate to total estimated costs to be incurred. At the time a loss on a contract becomes known, the entire amount of the estimated loss is recognized in the financial statements. In some instances, billing arrangements allow for amounts billed to exceed the revenue recognized, thus resulting in a liability. In those cases where revenue recognized exceeds billings to customers, an unbilled receivable is recorded.

           Revenues  for  the   distribution  of  certain   marketing   research
           information is recognized pro rata over the life of the contract.

           INCOME TAXES - As of December 1, 1993, the Company terminated its S corporation status. During the period the Company was an S corporation, the provision for income taxes included New York City general corporation tax and taxes for other states which do not recognize S corporation status. No Federal income taxes were provided as such taxes were paid directly by the Company's stockholders.

           Deferred income taxes are recognized for the tax consequences of differences between the bases of assets and liabilities for income tax and financial statement reporting, based on enacted tax laws. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

           STOCK OPTIONS AND WARRANTS - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation," which requires adoption of its disclosure provisions for fiscal years beginning after December 15, 1995 and adoption of the measurement and recognition provisions for non-employee transactions for fiscal years beginning after December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

           Pursuant to the new standard, companies are encouraged but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income and pro forma net income per share as if the Company had applied the new method of accounting. The new standard also requires increased disclosure for stock-based compensation arrangements regardless of the method chosen to measure and recognize compensation for employee stock-based arrangements.

           The accounting requirements of the new method are effective for all transactions entered into during the fiscal year of adoption. The Company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on net income and net income per share should it elect to make such a change.

           TRANSLATION OF FOREIGN CURRENCIES - Financial statements of the Company are reported in U.S. dollars based on the determination that the U.S. dollar is the Company's functional currency. A&SE, using the pound as its functional currency, translates its financial statements into U.S. dollars. Assets and liabilities are translated at the rates of exchange in effect at year end; common stock and additional paid-in capital are translated using historical rates and revenue and expense accounts are translated at the average rates of exchange in effect during the period. Translation adjustments are reflected as a separate component of stockholders' equity.

           NET INCOME PER SHARE AND PRO FORMA NET INCOME PER SHARE - The number of shares used in the determination of net income per share represents the weighted average number of common and common equivalent shares outstanding during the periods presented. Common stock equivalents include shares issuable under the Company's stock option plan when dilutive. Shares outstanding have been retroactively adjusted for the number of equivalent shares received in the Merger. Pro forma net income has been adjusted to reflect a tax provision which reflects the actual taxes that would have been paid had the Company been a C corporation for fiscal 1993.

2.         MERGER

           On March 24, 1995, Audits & Surveys, Inc. (A&S) and The Triangle Corporation ("Triangle") consummated a merger pursuant to which A&S was merged with and into Triangle. Triangle was the surviving corporation and the separate existence of A&S ceased. The name of the merged corporation was changed to "Audits & Surveys Worldwide, Inc." Each share of Triangle's common stock outstanding prior to the consummation of the Merger remained outstanding. Each share of A&S' common stock outstanding prior to the Merger was exchanged for 1,407.565 shares of Triangle's common stock. Upon consummation of the Merger, the holders of Triangle's common stock immediately prior to the Merger owned 20% of the Combined Company's common stock and the holders of A&S' common stock immediately prior to the Merger owned 80% of the Company's common stock.

           For accounting and financial reporting purposes, the Merger has been treated as a reverse acquisition. Accordingly, A&S was deemed to have acquired Triangle's net assets in return for a 20% equity interest in the Company. Inasmuch as Triangle's operations were limited. the purchase price was recorded at the fair value of Triangle's net assets acquired plus approximately $1,323,000 of merger related expenses. Any excess purchase price has been charged to paid-in capital. No goodwill has been recorded in connection with this transaction.

           At the date of Merger, Triangle had net operating loss carryforwards of approximately $7,600,000. No deferred tax assets were initially recognized by the Company due to the limitations in the tax laws relating to the change in Triangle's stock ownership and the planned disposition of Triangle's only two operating entities subsequent to the Merger. In the fourth quarter of 1995, management reevaluated its tax planning alternatives with respect to the disposition of one of Triangle's operating entities, thereby permitting the limited utilization of Triangle's operating loss carryforwards. Accordingly, in December 1995, the Company recognized approximately $2,600,000 of deferred tax assets with a corresponding increase in paid-in capital.

           The accompanying consolidated financial statements include the accounts of Triangle subsequent to the Merger. Triangle's operations for the period March 24, 1995 to March 31, 1995 were not significant. For convenience, the acquisition has been recorded as of March 31, 1995 for accounting purposes.

           The following unaudited pro forma condensed consolidated operating information is presented to illustrate the effects of certain adjustments to the historical statements of operations of the Company that would result from the merger and is presented as if the merger occurred on January 1, 1 994.

                                                                                     YEAR ENDED DECEMBER 31
                                                                                   1995                  1994
                                                                                           (UNAUDITED)
                                                                                            (000'S)
                     Revenues                                              $         54,766         $       44,771
                                                                           ================         ==============

                     Net income                                            $            753         $        1,321
                                                                           ================         ==============

                     Net income per share                                  $           0.06         $          .10
                                                                           ================         ==============

                     Weighted average shares outstanding                         13,094,755             13,094,755
                                                                           ================         ==============

3.         PROPERTY AND EQUIPMENT

                     Furniture and fixtures                                          $  413                 $  368
                     Equipment                                                        1,873                  1,566
                     Leasehold improvements                                           3,183                  2,729
                     Assets held under capital leases (Note 6)                          386                    223
                                                                           ----------------           ------------

                     Total                                                            5,855                  4,886

                     Less accumulated depreciation and
                     amortization                                                     2,728                  2,362
                                                                           ----------------           ------------

           Property and equipment - net                                       $       3,127           $      2,524
                                                                           ================           ============

           Depreciation and amortization expense for the years ended December 3,1 995 and 1994, and November 28, 1993 and for the one-month period ended December 31, 1993 were $581,000, $531,000, $549,000 and
           $43,000, respectively.

4.         OTHER ASSETS

           Other assets consist of the following:

                                                                  DECEMBER 31,
                                                                 1995      1994

            Cash surrender value of officer's life insurance    $ 243     $ 293
            Deferred charges                                    1,649       266
            Security deposits                                     129       138
            Due from officers/stockholders                          -        37
                                                              -------   -------

                                                               $2,021      $734
                                                              =======   =======

           Deferred charges at December 31, 1995 principally include approximately $1,286,000, representing the unamortized portion of costs related to an agreement with a supplier for retail sales data (see Note 15).

           Deferred charges also include commission payments made in connection with the sublease of portions of the Company's premises. Such amounts have been deferred and are being amortized over the lease terms of the related subleases.

5.         DEBT


                                                                                      DECEMBER 31,
                                                                                 1995                   1994
                                                                                         ($000)
SHORT-TERM DEBT

Short term loans  payable to a bank  pursuant to a $2,500,000  credit  facility;
  interest is payable at the bank's  prime rate (8.5% at December  31,  1995) or
  LIBOR plus 250 basis points. The line of credit matures in June 1997 and is
  collateralized by accounts receivable (a).                                     $1,200               $     -
                                                                                 ======               -------

LONG-TERM DEBT

Term loan payable to a bank with  interest at 1/2% over the bank's prime rate or
  LIBOR  plus 300  basis  points.  The loan is  repayable  in  twenty  quarterly installments  of  $125,000  beginning  in June 1996 and is  collateralized  by
  accounts  receivable (a).                                                      $2,500               $     -








                                                                                         DECEMBER 31,
                                                                                 1995                   1994
                                                                                           ($000)

Note  payable  to a bank  with  interest  at 1% above  the  prime  rate,  due in quarterly installments of $62,500 beginning March 1995 through
  September 1997.                                                                 500                     688

Note  payable  to  subtenant  for  leasehold  improvements,   due  in  quarterly
  installments of $15,000, including interest at the rate of 11.02%
  through January 2003.                                                           303                       -

Note payable to a former  stockholder  with interest at 7 percent per annum, due in quarterly installments of principal and interest of $23,600
through December 1995.                                                              -                      90

Installment note payable to a finance  company,  due in monthly  installments of
  $2,300  including  interest  at the  rate  of  12.35  percent.  This  note  is collateralized by certain computer equipment and
  matures in February 1996.                                                         2                      28
                                                                              -------                  ------

Total                                                                           3,305                     806

Less current portion                                                              658                     366
                                                                              -------                  ------

Long-term portion                                                              $2,647                    $440
                                                                              =======                  ======


           a. On March 11, 1996, the Company received a commitment from its bank to refinance its existing $5,000,000 short-term facility into a $2,500,000 term loan and a $2,500,000 secured line of credit. At December 31, 1995, the Company reclassified $2,500,000 of its then outstanding short-term indebtedness to reflect the commitment. The term loan and line of credit contain customary affirmative and negative covenants including those requiring the Company to maintain certain financial ratios. The weighted average interest rate in effect for the year ended December 31, 1995 under the prior short-term credit facility was 8.74%.

           Long-term debt matures in each of the years subsequent to December 31, 1995, as follows:

           YEAR ENDING
           DECEMBER 31,                                            ($000)

           1996                                                    $  658
           1997                                                       785
           1998                                                       538
           1999                                                       542
           2000                                                       547
           Thereafter                                                 235
                                                                 --------

                                                                   $3,305
                                                                 ========

6.         CAPITAL LEASE OBLIGATIONS

           During 1993, the Company entered into lease agreements for computer and office equipment that have been accounted for as capital leases due to the provisions of the lease agreements. The equipment has been recorded in the accompanying consolidated financial statements at the present value of the future minimum lease payments.

           At December 31, 1995, future minimum lease payments are as follows:

           YEAR ENDING
           DECEMBER 31,                                            ($000)

           1996                                                   $   109
           1997                                                        91
           1998                                                        62
           1999                                                        59
           2000                                                        63
                                                               ----------

           Total future minimum lease payments                        384

           Less amounts representing interest                          87

           Present value of future minimum lease
             payments (including $75,000 payable
             currently)                                         $     297
                                                               ----------

           Accumulated depreciation related to assets held under capital leases at December 31, 1995 was $119,000.

7.         INCOME TAXES

           The components of the provision (benefit) for income taxes are as follows:


                                                                     ONE-MONTH
                                  YEAR ENDED                           ENDED                 YEAR ENDED
                                  DECEMBER 31,                      DECEMBER 31,             NOVEMBER 28,
                                  ------------                      ------------             -----------
                            1995             1994                          1993                     1993
                                                                          ($000)

Federal                     $237             $672                         $(112)               $       -
State and local              200              166                           (60)                     146
Foreign                       30                1                             -                        -
Deferred                     240               13                          (788)                      16
                         -------           ------                       --------                  ------

                            $707             $852                         $(960)                  $  162
                         =======           ======                       ========                  ======


           The tax effects of temporary differences which give rise to deferred tax assets and liabilities are as follows:


                                                                                     DECEMBER 31,
                                                                              1995                   1994
                                                                                        ($000)
Current deferred income tax assets:
  Accrued vacation pay                                                          $   101                 $  130
  Other                                                                              67                     66
                                                                                -------               --------

                                                                                $   168                 $  196
                                                                                =======               ========
Noncurrent deferred income tax assets:
  Net operating loss carryforwards                                               $2,468              $       -
  Accrued rent                                                                      539                    432
  Basis of leasehold improvements                                                   252                    229
  Deferred compensation                                                             139                    132
                                                                                    ---                    ---

                                                                                 $3,398                 $  793
                                                                                =======               ========

  Deferred income tax liabilities:
    Prepaid pension costs                                                       $ (405)               $      -
                                                                                =======               ========

           The following reconciles Federal taxes at the statutory rate to the tax expense (benefit) recorded in the financial statements:


                                                                                                                ONE
                                                                                                               MONTH
                                                                                    YEAR ENDED                 ENDED
                                                                                   DECEMBER 31,                DECEMBER 31,
                                                                               1995              1994          1993

                                                                                                ($000)
         Federal taxes at statutory rate                                       $ 528              635               $(143)
         State taxes, net of federal benefit                                     132              110                 (40)
         Recognition of deferred taxes upon conversion
           to C corporation status                                                 -                -                 (788)
         Other                                                                    47              107                   11
                                                                             -------          -------               ------

                                                                                $707            $ 852               $(960)
                                                                             =======          =======               ======

           Prior to December 1, 1993, the Company was taxed as an S corporation. Accordingly, no reconciliation for fiscal 1993 has been provided as taxes on earnings of the Company, except for certain state and local income taxes, were the responsibility of the stockholders.

8.         DEFERRED COMPENSATION

           The Company is a party to deferred compensation agreements with certain key employees. Amounts due under such agreements amounted to $324,000 and $293,000 at December 31, 1995 and 1994, respectively.
           The costs related to these agreements for the years ended December 31, 1995 and 1994, and November 28, 1993 and for the one-month period ended December 31, 1993 were $31,000, $30,000, $25,000, and $0, respectively.

9.         ACCRUED RENT

           The Company has entered into various lease agreements which provide for scheduled rent increases and free rent periods. In accordance with generally accepted accounting principles, rent expense has been recorded on the straight-line basis over the life of the leases. At December 31, 1995 and 1994, accrued rent of $1,124,000 and $964,000, respectively, represents that portion of rent expense (net of sublease income) which has not yet been paid.

10.        STOCKHOLDERS' EQUITY

           In December 1992, the Company acquired 1,478 shares from a former officer pursuant a stockholders' agreement for an aggregate cost of $254,000. The Company also issued 260 shares of stock to another officer of the Company pursuant to a stockholders' agreement. Such stock was issued from treasury shares at a cost of $45,000.

           On July 21, 1994, the Company issued 998 shares of common stock to certain key employees, some of whom were already shareholders of the Company. In connection with this transaction, the Company charged $779,000 to operations representing the estimated fair value of the stock of $467,000 plus the estimated tax cost to the recipients of $312,000. Upon the effectiveness of the merger (Note 2), all existing redemption agreements terminated and stockholders' agreements became effective which among other things, precludes the sale of the Company's stock by the parties to the agreements for a period of two years, subject to certain limited exceptions.

           During the years ended December 31, 1995, December 31, 1994, and November 28, 1993 and for the one-month ended December 31, 1993, the Company declared and paid distributions of $0, $2,049,000 and $868,000, respectively.

11.        STOCK OPTION PLAN

           The Company's 1994 Stock Option Plan, which became effective upon consummation of the Merger (Note 2), provides that the maximum number of shares of the Company's common stock for which options may be granted is 650,000 shares. Options granted may either be incentive stock options or non qualified options. As of December 31, 1995 no options had been granted. On March 14, 1996, options to purchase 474,000 shares were granted at an exercise price of $2 per share, under the plan.

12.        RELATED PARTY TRANSACTIONS

           Notes payable to officers/stockholders at December 31, 1994 represent temporary working capital advances. Such notes were repaid in 1995 by monthly payments of principal and interest at a rate of 7.75 percent.

           On November 28, 1994, effective December 6, 1994, the Company sold its investment in IPSA for an aggregate of $1,500,000, thereby realizing a net gain of $1,335,000.

           The Company is obligated under various incentive compensation agreements with certain key employees. Such agreements provide for incentive bonuses based on the financial performance of their respective divisions. Total incentive bonuses amounted to approximately $1,765,000, $3,947,000 and $5,183,000, in the years ended December 31, 1995 and 1994, and November 28, 1993, respectively, and $343,000 for the one-month ended December 31, 1993.

           On January 31, 1994, the Company entered into an agreement with one of its shareholders who owned approximately 9% of the Company's outstanding stock ("Retirement Agreement"), which provided for, among other things, the payment of salary, incentive bonuses and special bonuses and the repurchase of the shareholder's stock on November 30, 1995 at a price equal to two times the book value of those shares determined as of the redemption date. On August 19, 1994 the shareholder died. On February 9, 1995 the Company entered into a revised agreement with the estate of the deceased shareholder which amended the Company's obligations under the Retirement Agreement and provided for aggregate payments of $341,000 through August 1995 in full settlement of all obligations to the estate. Additionally, the estate will not be required to redeem the shares of common stock held by it. During fiscal 1993, the Company accrued approximately $82,000 of incentive bonus for this individual.

13.        ECONOMIC DEPENDENCY AND CONCENTRATION OF CREDIT RISK

           Approximately 23 percent, 21 percent, and 32 percent of the Company's revenues for the years ended December 31, 1995 and 1994, and November 28, 1993, respectively, and 36 percent for the one-month ended
           December 31, 1993 were derived from one client. No other client accounted for more than 10% of the Company's revenues.

14.        EMPLOYEE BENEFIT PLANS

           DEFINED CONTRIBUTION PLAN - The Company sponsors a defined contribution plan covering substantially all of its employees. Contributions to the plan amounted to $173,000, $192,000 and $201,000 for the years ended December 31, 1995 and 1994 and November 28, 1993, respectively, and $16,000 for the one month ended December 31, 1993. The Company's contributions are determined annually by management.

           DEFINED BENEFIT PLAN - The Company maintains a retirement plan covering the former employees of Triangle. Pension costs are based on the provisions of SFAS 87. The net periodic pension credit for the period from March 31, 1995 (the date of the merger) to December 31, 1995 included the following components:

                                                                          ($000)

             Service-cost benefits                                      $    24
             Interest cost on projected benefit obligation                  273
             Return on plan assets                                         (361)
                                                                        --------

             Net periodic pension credit                                $   (64)
                                                                        ========

           The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5%, the rate of increase in future compensation levels was 4% and the weighted average long-term rate of return on assets was 8.5%.

           The following table indicates the funded status of the plan and the amount recognized as prepaid pension costs in the consolidated balance sheet at December 31, 1995:

                                                                          ($000)


             Actuarial present value of benefit obligations:
             Accumulated benefits obligation, including vested
             benefits of $5,202,000                                 $    (5,216)
                                                                    ============

             Projected benefit obligation                           $    (5,268)
             Plan assets at fair value, primarily listed stocks and
             corporate obligations                                        6,269
                                                                    ------------

             Plan assets in excess of projected benefit obligation        1,001
             Unrecognized net gain                                          (58)
                                                                    ------------

             Prepaid pension costs                                  $       943
                                                                    ============

15.        COMMITMENTS AND CONTINGENCIES

           OPERATING LEASES - The Company is obligated under lease agreements for office space which expire at various dates through February 28, 2003. Under the terms of the leases the Company is obligated to pay its portion of operating costs and real estate tax increases. Rent expense for the years ended December 31, 1995 and 1994, and November 28, 1993 was approximately $1,676,000, $1,610,000, and $1,61 0,000, respectively, and $122,000 for the one-month ended December 31, 1993. Rental income for the years ended December 31, 1995 and 1994, and November 28, 1993 was approximately $667,000, $937,000 and $937,000, respectively and $78,000 for the one-month ended December 31, 1993.

           Future minimum lease conunitments and sublease income at December 31, 1995 are as follows:

                  YEAR ENDING                       LEASE              SUBLEASE
                  DECEMBER 31,                   COMMITMENT             INCOME

                  1996                        $     1,557           $       786
                  1997                              1,610                   825
                  1998                              1,769                   854
                  1999                              1,719                   875
                  2000                              1,669                   875
                  Thereafter                        3,583                 1,896
                                             ------------          ------------

                                               $   11,907           $     6,111
                                             ============          ============

           On March 24, 1995, the Company entered into employment and compensation agreements with its Chief Executive Officer ("CEO"), its President and two of its Executive Vice-Presidents. The agreement with the CEO provides that he will be employed for a period of five years at a base salary of $350,000 per annum, plus discretionary bonuses as may be determined by the Board of Directors. At any time after March 24, 1998, the CEO may elect to terminate his status as a full-time employee and become a consultant to the Company for the balance of the term of his employment agreement and receive a consulting fee of $175,000 per annum. The President and two Executive Vice-Presidents have entered into employment agreements, each for a term of three years at a salary of $300,000, $250,000, and $195,000 per annum, respectively, as well as discretionary bonuses as may be determined by the Board of Directors.

           On February 6, 1996, the Company entered into a five-year agreement with a supplier whereby the Company will pay $1,500,000 for retail sales data and other rights as specified in the agreement. In the event of termination, the amounts owed to the supplier would be prorated based on the proportion of sales data received during the period prior to termination. As of December 31, 1995, the Company has paid the supplier $1,000,000. The balance of $500,000 is to be paid over a five-year period.

           Triangle's inactive subsidiary, Diamond Tool and Horseshoe Co., now known as Tri-North, Inc., is one of a large number of third-party defendants in an action brought by the U.S. Environmental Protection Agency. The action involves the cleanup of the Arrowhead Refinery Superfund site in Minnesota and the defendants are seeking the right to reimbursement of a portion of their costs from the third-party defendants. In prior years, Triangle expensed $ 1,000,000, excluding legal costs, relating to this action. Any further liability with respect to this action would constitute an Assumed Liability (as defined) under the terms of an agreement with Cooper Industries, Inc. ("Cooper") dated August 4, 1998 pursuant to which Triangle sold substantially all of the assets constituting its mechanics hand tool, horseshoe and former tool business. Cooper is obligated to indemnify the Company against any such liability (including the cost of obtaining a settlement or consent order releasing the Company from further liability). However, the final conditional payment due from Cooper of $500,000 (plus interest thereon) is due when and if the Company obtains a satisfactory settlement or consent order releasing it from further liability with respect to this action. Notwithstanding the fact that the Company's maximum exposure from this litigation is therefore in effect limited to the loss of this $500,000 conditional payment, a range of possible loss cannot be reasonably estimated. The Company's ultimate liability in this matter is not, however, expected to have a material effect on the Company's consolidated results of operations or financial position.

16.        QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

           Unaudited summary results of operations for 1995 and 1994 (in thousands, except for per share data) were as follows:

                     1995                                   MARCH 31          JUNE 30        SEPTEMBER 30           DECEMBER 31
           Revenues                                             $13,313          $14,519             $12,783              $14,011
           Income (loss) before taxes                               929              619               (925)                  903
           Net income (loss)                                        567              291               (490)                  478
           Income (loss) per share                                 0.05             0.02              (0.04)                 0.04

                     1994

           Revenues                                               9,551           10,154              12,109               12,103
           Income (loss) before taxes                               483               37               (246)                1,594
           Net income (loss)                                        328            (136)               (158)                  982
           Income (loss) per share)                                0.03           (0.01)              (0.02)                 0.10


                                     *******

ITEM 14.  FINANCIAL STATEMENT SCHEDULE

AUDITS & SURVEYS WORLDWIDE INC.  AND SUBSIDIARIES


SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS (000'S)
- --------------------------------------------------------------------------------


                                                                ADDITIONS    DEDUCTIONS
                                              Balance at         Charge
                                              Beginning         to Profit                     Balance at
     Description                              of Period         and Loss         (A)       End of Period
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
 Year ended November 28, 1993                  $   -            $   -          $   -          $   -
 Month ended December 31, 1993                     -                -              -              -
 Year ended December 31, 1994                      -              129              -            129
 Year ended December 31, 1995                  $ 129            $  92          $  71          $ 150
(A) Represents writeoffs of uncollectible accounts receivable


                                  EXHIBIT INDEX

2.01 Merger Agreement between The Triangle Corporation and Audits and Surveys, Inc., dated as of August 11, 1994 (the "Merger Agreement"). Incorporated by reference to Exhibit (2) (I) to the Company's Report on Form 10-Q for the quarter ended September 30, 1994.

2.02 Amendment No. 1 to the Merger Agreement, dated as of October 7, 1994. Incorporated by reference to Exhibit (2) (ii) to the Company's Report on Form 10- Q for the quarter ended September 30, 1994.

2.03 Amendment No. 2 to the Merger Agreement, dated as of January 6, 1995. Incorporated by reference to Exhibit 2 (iii) to the Company's Report on Form 10- K for the year ended December 31, 1994.

2.04 Amendment No. 3 to the Merger Agreement, dated as of January 31, 1995. Incorporated by reference to Exhibit 2 (iv) to the Company's Report on Form 10- K for the year ended December 31, 1994.

2.05 Amendment No. 4 to the Merger Agreement, dated as of February 8, 1995. Incorporated by reference to Exhibit 2 (v) to the Company's Report on Form 10-K for the year ended December 31, 1994.

2.06 Stock and Asset Purchase Agreement between Cooper Industries, Inc. and The Triangle Corporation, dated April 9, 1993 (the "Stock and Asset Purchase Agreement"). Incorporated by reference to Exhibit (2) to the Company's Report on Form 10-Q for the quarter ended March 31, 1993.

2.07 Amendment No. 1 to the Stock and Asset Purchase Agreement, dated April 30, 1993. Incorporated by reference to Exhibit (2) (ii) to the Company's Report on Form 10-Q for the quarter ended June 30, 1993.

2.08 Amendment No. 2 to the Stock and Asset Purchase Agreement, dated August 4, 1993. Incorporated by reference to Exhibit (2) (iii) to the Company's Report on Form 10-Q for the quarter ended June 30, 1993.

2.09 Asset Purchase Agreement between The Triangle Corporation and SPX Corporation, dated as of December 21, 1990. Incorporated by reference to Exhibit (28) (I) to the Company's Report on Form 8-K, dated January 15, 1991.

3.01 Restated  and  Amended   Certificate  of   Incorporation  of  the  Company.
     Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 10- Q/A for the quarter ended March 31, 1995.

3.02 Amended and Restated  By-laws of the Company.  Incorporated by reference to
     Exhibit 4.2 to the Company's Report on Form 10-Q/A for the quarter ended March 31, 1995.

4.01 Registration Rights Agreement among the Company, H. Arthur Bellows, Jr., Carl Ravitch and the Estate of Irving I. Roshwalb, dated March 24, 1995. Incorporated by reference to Exhibit 4.3 to the Company's Report on Form 10- Q/A for the quarter ended March 31, 1995.

4.02 Shareholders Agreement among the Company, H. Arthur Bellows, Jr., Solomon Dutka, Solomon Dutka Trust for James Dutka, Solomon Dutka Trust for Michael Dutka, Solomon Dutka Trust for Joyce Dutka, Carl Ravitch, Anthony Timiraos, Dexter Neadle, Lawrence Karp, George Fabian, Fred Winkel, Joel S. Klein, William Liebman, Nagesh Gupta, Thomas Ryan, Joel Dorfman, Josh Libresco, Donald Pace, Paul Donato, Fred Nicholson and Joel J. Klein, dated March 24, 1995. Incorporated by reference to Exhibit 4.4 to the Company's Report on Form 10-Q/A for the quarter ended March 31, 1995.

4.03 Shareholders Agreement between The Triangle Corporation and the Estate of Irving I. Roshwalb, dated February 9, 1995. Incorporated by reference to
     Exhibit 4.5 to the Company's Report on Form 10-Q/A for the quarter ended March 31, 1995.

10.01** The Triangle Salaried Profit Sharing Plan.  Incorporated by reference to
     Exhibit (10) (vi) to the Company's Report on Form 10-K for the year ended December 31, 1992.


10.02** The Triangle Salaried Pension Guarantee Plan. Incorporated by reference to Exhibit (10) (vii) to the Company's Report on Form 10-K for the year ended December 31, 1992.


10.03** The Triangle Salaried Incentive Savings Plan. Incorporated by reference to Exhibit (10) (viii) to the Company's Report on Form 10-K for the year ended December 31, 1992.

10.04**The Triangle Retirement Savings Plan Trust Agreement. Incorporated by reference to Exhibit (10) (ix) to the Company's Report on Form 10-K for the year ended December 31, 1992.

10.05** 1994 Stock Option Plan of The Triangle Corporation. Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q/A for the quarter ended March 31, 1995.

10.06** Letter  Agreement  between The Triangle  Corporation and Alan J. Ritter,
     Vice President - Finance with respect to severance payments when and if terminated, dated July 7, 1994. Incorporated by reference to Exhibit (10) to the Company's Report on Form 10-Q for the quarter ended June 30, 1994.

10.07** Employment  agreement between the Company and Solomon Dutka, dated March
     24, 1995. Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q/A for the quarter ended March 31, 1995.

10.08** Employment agreement between the Company and H. Arthur Bellows, Jr., dated March 24, 1995. Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q/A for the quarter ended March 31, 1995.

10.09** Employment  agreement between the Company and Carl Ravitch,  dated March
     24, 1995. Incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q/A for the quarter ended March 31, 1995.

10.10** Employment  agreement  between the Company and Anthony  Timiraos,  dated
     March 24, 1995. Incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-Q/A for the quarter ended March 31, 1995.

10.11**  Employment  agreement  between the Company  and Alan J.  Ritter,  dated
     September 13, 1995. Incorporated by reference to Exhibit 10 to the Company's Report on Form 10-Q for the quarter ended September 30, 1995.

10.12* Lease  between  Tobias  Associates  and  Audits &  Surveys,  Inc.,  dated
     February 13, 1987.

10.13* Lease between Tobias Associates and Audits & Surveys, Inc., dated October
     26, 1990.

10.14* Term Loan Agreement between Audits & Surveys Inc., Solomon Dutka and Carl
     Ravitch and Chemical Bank, dated November 30, 1993 (the "Term Loan Agreement").

10.15* Amendment and Waiver of certain terms of the Term Loan  Agreement,  dated
     March 21, 1994.

10.16* Security Agreement between Audits and Surveys, Inc. and Chemical Bank, dated November 14, 1991.

21.01* List of subsidiaries of the Company.

27.01* Financial Data Schedule.



- --------------------
*    Filed herewith.

** Management contracts or compensatory plan or arrangement required to be noted pursuant to Item 14(a)3 of Form 10-K.