Form 10-Q
period 1996-03-31
AUDITS & SURVEYS WORLDWIDE INC
filed 1996-05-15
CIK 99703

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

                         Commission File Number: 1-7675

                        AUDITS & SURVEYS WORLDWIDE, INC.
             (Exact name of registrant as specified in its charter)


              Delaware                                  13-1809586
              --------                                  ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

650 Avenue Of The Americas, New York, NY                  10011
- ----------------------------------------                  -----
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (212) 627-9700
                                                    ----------------

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes     X              No
                  -----                  -----

           The number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 1996 was:

              CLASS                                   NUMBER OF SHARES
              -----                                   ----------------
Common Stock, $0.01 par value                              13,099,103

                        AUDITS & SURVEYS WORLDWIDE, INC.

                                      INDEX


                                                                            PAGE

PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets-
                 March 31, 1996 and December 31, 1995                      3-4

           Condensed Consolidated Statements of Income-
                 Three Months ended March 31, 1996 and March 31, 1995        5

           Condensed Consolidated Statements of Cash Flows-
                 Three Months ended March 31, 1996 and March 31, 1995        6

           Condensed Consolidated Statement of Stockholders' Equity-
                 March 31, 1996                                              7

           Notes to Condensed Consolidated Financial Statements              8

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       9-10


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                 11

           Signatures                                                       12

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
- --------------------------------------------------------------------------------
(Dollar amounts in thousands)

                                                     MAR.31, 1996   DEC.31, 1995
                                                     ------------   ------------
                                                     (Unaudited)

ASSETS

CURRENT ASSETS:
      Cash                                              $   504          $   936
      Accounts receivable:
         Billed                                           7,594            8,687
         Unbilled                                         3,356            2,366
      Prepaid expenses and inventories                    1,488            1,320
      Other current assets                                  349              606
      Net assets held for sale                              348              983
                                                        -------          -------

         Total current assets                            13,639           14,898
                                                        -------          -------

PROPERTY AND EQUIPMENT, NET                               3,026            3,127

RECEIVABLE FROM SALE OF ASSETS                              500              500
PREPAID PENSION COSTS                                       943              943
DEFERRED INCOME TAXES                                     3,363            3,398
OTHER ASSETS                                              1,908            2,021
                                                        -------          -------

TOTAL ASSETS                                            $23,379          $24,887
                                                        =======          =======



            See notes to condensed consolidated financial statements.

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
- --------------------------------------------------------------------------------

(Dollar amounts in thousands)

                                                           MAR. 31, 1996   DEC. 31, 1995
                                                           -------------   -------------
                                                            (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term bank debt                                         $  1,265     $  1,200
   Accounts payable and accrued expenses                           4,336        4,877
   Accrued payroll and bonuses                                       990        1,917
   Customer billings in excess of revenues earned                  4,008        4,282
   Income taxes payable                                              106         --
   Current portion of long-term debt                                 616          658
   Current portion of capital lease obligations                       79           75
                                                                --------     --------

        Total current liabilities                                 11,400       13,009

LONG-TERM DEBT - Net of current portion                            2,352        2,647
CAPITAL LEASE OBLIGATIONS - Net of current portion                   206          222
DEFERRED INCOME TAX LIABILITIES                                      405          405
OTHER LIABILITIES                                                  1,861        1,977
                                                                --------     --------

        Total liabilities                                         16,224       18,260
                                                                --------     --------


COMMITMENTS AND CONTINGENCIES                                       --           --

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 1,000,000 shares
   authorized and unissued                                          --           --
   Common stock, $.01 par value, 30,000,000 shares
      authorized; 13,099,103 shares issued at March 31, 1996;
      and 13,094,755 shares issued at December 31, 1995              131          131
   Additional paid-in capital                                      4,369        4,486
   Retained earnings                                               2,623        2,014
   Cumulative foreign currency translation adjustment                 32           (4)
                                                                --------     --------

   Total stockholders' equity                                      7,155        6,627
                                                                --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 23,379     $ 24,887
                                                                ========     ========

            See notes to condensed consolidated financial statements.

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
- --------------------------------------------------------------------------------
(Dollar amounts in thousands except for per share data)

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                        1996           1995
                                                   ------------    ------------


REVENUES                                           $     14,403    $     13,313
                                                   ------------    ------------

COSTS AND EXPENSES:
   Direct costs                                           6,677           6,358
   Selling, general and administrative expenses           6,175           5,674
   Incentive bonuses                                        490             464
   Interest expense                                          81              60
   Other(income) - net                                     (136)           (172)
                                                   ------------    ------------

TOTAL COSTS AND EXPENSES                                 13,287          12,384
                                                   ------------    ------------


INCOME BEFORE PROVISION FOR
   INCOME TAXES                                           1,116             929

PROVISION FOR INCOME TAXES                                  507             362
                                                   ------------    ------------

NET INCOME                                         $        609    $        567
                                                   ============    ============



NET INCOME PER SHARE                               $        .05    $        .05
                                                   ============    ============


WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                         13,099,103      10,679,500
                                                   ============    ============



            See notes to condensed consolidated financial statements.

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
- --------------------------------------------------------------------------------

(Dollar amounts in thousands)

                                                                                             THREE MONTHS ENDED MARCH 31,
                                                                                                   1996       1995
                                                                                                   ----       ----
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income                                                                                   $   609    $   567
   Adjustments to reconcile net income to net cash (used in) operating activities:
     Depreciation and amortization                                                                  163        120
     Deferred income taxes                                                                           68        (59)
     Deferred compensation                                                                            8          8
     Amortization of deferred charges                                                                 6          8
     Increase (decrease) in cash surrender value of officers' life insurance                          8        (34)
     Accrued rent                                                                                    (3)        (3)
     Minority Interest                                                                             --           (7)
     Changes in operating assets and liabilities:
       Accounts receivable                                                                          103        583
       Prepaid expenses and inventories                                                            (167)      (221)
       Other current assets                                                                         (75)        73
       Other assets                                                                                --         (956)
       Income taxes payable                                                                         405       (173)
       Accounts payable and accrued expenses                                                       (541)     1,079
       Accrued payroll and bonuses                                                                 (927)    (2,220)
       Customer billings in excess of revenues earned                                              (274)      (880)
       Net assets held for sale                                                                     (14)      --
       Other                                                                                        (23)      --
                                                                                                -------    -------
                                          Net cash (used in) operating activities                  (654)    (2,115)
                                                                                                -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                              (62)       (65)
   Payment of merger costs                                                                         (124)      (142)
   Proceeds from sale of assets                                                                     650       --
   Cash received from Triangle merger                                                              --        1,090
                                                                                                -------    -------

                                          Net cash provided by investing activities                 464        883
                                                                                                -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank borrowings                                                                  1,800      1,200
   Principal payments of notes payable to officers/stockholders                                    --         (234)
   Principal payments of debt                                                                    (2,072)       (91)
   Principal payments of capital lease obligations                                                  (13)        (1)
   Issuance of common stock                                                                           7       --
                                                                                                -------    -------

                                          Net cash (used in) provided by financing activities      (278)       874
                                                                                                -------    -------

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH                                                          36          4
                                                                                                -------    -------

NET (DECREASE) IN CASH                                                                             (432)      (354)

CASH, BEGINNING OF PERIOD                                                                           936        754
                                                                                                -------    -------

CASH, END OF PERIOD                                                                             $   504    $   400
                                                                                                =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:             Interest                                        $    58    $    31
                                                                                                =======    =======

                                               Income Taxes                                     $    32    $   711
                                                                                                =======    =======


            See notes to condensed consolidated financial statements.

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
- --------------------------------------------------------------------------------
(Dollar amounts in thousands)

                                                                                               CUMULATIVE
                                                                                                 FOREIGN
                                                                 ADDITIONAL                     CURRENCY
                                 COMMON          STOCK            PAID-IN        RETAINED     TRANSLATION
                                 SHARES          AMOUNT           CAPITAL        EARNINGS      ADJUSTMENT     TOTAL
                                 ------          ------           -------        --------      ----------     -----
BALANCE
DECEMBER 31, 1995               13,094,755    $       131    $     4,486   $     2,014   $        (4)   $     6,627

      Net income                                                                   609                          609

      Employee stock bonus           4,348                             7                                          7

      Revaluation of assets
      acquired in merger                                            (124)                                      (124)

      Foreign Currency
      Translation Adjustment                                                                      36             36

                                -----------------------------------------------------------------------------------
BALANCE
MARCH 31, 1996                  13,099,103    $       131    $     4,369   $     2,623   $        32    $     7,155
                                ===================================================================================




            See notes to condensed consolidated financial statements.

                AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

           The accompanying condensed consolidated financial statements include the accounts of Audits & Surveys Worldwide, Inc. (the "Company"), its majority owned subsidiary, Audits & Surveys Europe Ltd. ("A&SE") and two small entities acquired in the merger with The Triangle Corporation ("Triangle"). All significant intercompany transactions and balances have been eliminated.

           On March 24, 1995, Audits and Surveys, Inc. (A&S) and Triangle consummated a merger pursuant to which A&S was merged with and into Triangle. Triangle was the surviving corporation and the separate existence of A&S ceased. The name of the merged corporation was changed to "Audits & Surveys Worldwide, Inc.".

           The 1996 and 1995 condensed consolidated financial statements have been prepared by the Company and are unaudited. In the opinion of the Company's management all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements presented herein should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the three-month period ended March 31, 1996 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

2.  NEW ACCOUNTING STANDARD

           In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which became effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion
           No. 25, which recognized compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share within the 1996 annual financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1996 WITH THE QUARTER ENDED MARCH 31, 1995

Revenues for the first quarter of 1996 increased $1.1 million ( 8.3% ) to $14.4 million compared with $13.3 million in the first quarter of 1995. The net increase in revenues was principally attributable to higher revenues from international consumer tracking studies.

Direct costs increased $.3 million ( 5% ) in the first quarter of 1996 compared with 1995, primarily as a result of the increase in revenues. As a percentage of revenues, direct costs were 46.4% in 1996 compared with 47.8% in 1995. The decrease in direct costs as a percentage of revenues represented an improvement in the overall mix of research studies in the first quarter of 1996 compared with the same period of 1995.

Selling, general and administrative ( SG&A ) expenses increased $.5 million (8.8%) in the first quarter of 1996. Approximately 60% of the SG&A increase was in payroll and related costs and resulted from the addition of personnel as well as normal salary adjustments. The remainder of the increase in SG&A expenses was spread over various expenses such as rent, utilities, depreciation and computer costs.

Income taxes for the first quarter of 1996 have been provided at approximately 45% of reported pretax income compared with 39% provided in the first quarter of 1995. The tax provision is based on the effective tax rate estimated for the full year.

FINANCIAL CONDITION AND LIQUIDITY

At March 31, 1995, the Company had working capital of $2.2 million and a current ratio 1.20 to 1 compared with working capital of $1.9 million and a current ratio of 1.15 to 1 at December 31, 1995.

Cash flow from operations and borrowings under its credit facilities with its bank are the Company's principal sources of funds. The Company's cash flow and borrowings have historically been sufficient to provide funds for working capital, capital expenditures and payment of indebtedness. On March 11, 1996, the Company received a commitment from its bank to refinance an existing term loan and its $5,000,000 short-term credit facility into a $2,500,000 term loan and a $2,500,000 secured line of credit. At March 31, 1996 the Company reclassified its outstanding bank indebtedness to reflect the commitment. The term loan and the line of credit will contain customary affirmative and negative covenants including those requiring the Company to maintain certain financial ratios.

Net cash used in operating activities was $654,000, consisting primarily of net income of $609,000 plus non-cash expenses of $250,000, offset primarily by decreases in accounts payable and accrued expenses of $541,000 and decreases in accrued payroll and bonuses of $927,000.

Net cash provided by investing activities was $464,000 primarily from the sale of a portion of Triangle's former operating assets.

Net cash used by financing activities was $278,000 consisting primarily of proceeds from bank borrowings of $1,800,000 offset by repayments of $2,072,000 of bank borrowings and other debt.

The Company believes that its recently revised credit arrangements with its bank combined with funds generated by its operations will be adequate to fund its planned capital expenditures, meet its debt obligations and finance its operations for at least the next twelve months.

                           PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.*


           a.        Exhibits:

                     27.01     Financial Data Schedule


           b.        Reports on Form 8-K:

                     The Company has not filed any reports on Form 8-K during the quarterly period ended March 31, 1996.






- --------
* There is no instrument defining the right of holders of long-term debt of the Company or of any of its subsidiaries other than where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. In accordance with paragraph (b)(4)(iii) of Item 601 of Regulation S-K, the Company agrees to furnish to the Securities and Exchange Commission, upon request, copies of any such instrument.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AUDITS & SURVEYS WORLDWIDE, INC.




MAY 13, 1996                  By: /S/ H. ARTHUR BELLOWS, JR.
- ------------                     -----------------------------
Date                                H. Arthur Bellows, Jr.
                                    President


                              By: /S/ALAN J. RITTER
                                 -----------------------------
                                    Alan J. Ritter
                                    Senior Vice President
                                    Corporate Controller