Form 10-Q
period 1996-06-30
AUDITS & SURVEYS WORLDWIDE INC
filed 1996-08-12
CIK 99703

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                         Commission File Number: 1-7675

                        AUDITS & SURVEYS WORLDWIDE, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    13-1809586
           --------                                    ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

650 Avenue of the Americas, New York, New York                          10011
- ----------------------------------------------                        ----------
  (Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code: (212) 627-9700

           Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [_]

           The number of shares outstanding of each of the issuer's classes of common stock, as of August 9, 1996 was:

           Class                                             Number of Shares
           -----                                             ----------------
Common Stock, $0.01 par value                                  13,099,103

                        AUDITS & SURVEYS WORLDWIDE, INC.


                                      INDEX



                                                                           PAGE

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

           Condensed Consolidated Balance Sheets-
              June 30, 1996 and December 31, 1995                          3-4

           Condensed Consolidated Statements of Income-
              Three Months and Six Months ended June 30, 1996
              and June 30, 1995                                            5

           Condensed Consolidated Statements of Cash Flows-
              Six Months ended June 30, 1996 and June 30, 1995             6

           Condensed Consolidated Statement of Stockholders' Equity-
              June 30, 1996                                                7

           Notes to Condensed Consolidated Financial Statements            8

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                      9-10


PART II.   OTHER INFORMATION

Item 2     Changes in Securities.                                          11

Item 4     Submission of Matters to a Vote of Security-Holders.            11

Item 6.    Exhibits and Reports on Form 8-K.                               12

           Signatures                                                      13

PART I.  FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
================================================================================
(Dollar amounts in thousands)




                                                     June 30, 1996  Dec. 31,1995
                                                     -------------  ------------
                                                      (Unaudited)
ASSETS

CURRENT ASSETS:
        Cash                                               $   633       $   936
        Accounts receivable:
            Billed                                           7,470         8,687
            Unbilled                                         4,542         2,366
        Prepaid expenses and inventories                     1,653         1,320
        Other current assets                                   253           606
        Net assets held for sale                               348           983
                                                           -------       -------

            Total current assets                            14,899        14,898

PROPERTY AND EQUIPMENT, NET                                  3,036         3,127

RECEIVABLE FROM SALE OF ASSETS                                 500           500
PREPAID PENSION COSTS                                          943           943
DEFERRED INCOME TAX ASSET                                    3,363         3,398
OTHER ASSETS                                                 1,834         2,021
                                                           -------       -------

TOTAL ASSETS
                                                           $24,575       $24,887
                                                           =======       =======



            See notes to condensed consolidated financial statements.

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
================================================================================
(Dollar amounts in thousands)

                                                                    June 30,  Dec. 31,
                                                                      1996      1995
                                                                   --------   --------
                                                                 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Short-term bank debt                                       $    850   $  1,200
        Accounts payable and accrued expenses                         4,238      4,877
        Accrued payroll and bonuses                                   2,004      1,917
        Customer billings in excess of revenues earned                3,966      4,282
        Income taxes payable                                            391       --
        Current portion of long-term debt                               554        658
        Current portion of capital lease obligations                     81         75
                                                                   --------   --------

            Total current liabilities                                12,084     13,009

LONG-TERM DEBT-Net of current portion                                 2,221      2,647
CAPITAL LEASE OBLIGATIONS - Net of current portion                      189        222
DEFERRED INCOME TAX LIABILITY                                           405        405
OTHER LIABILITIES                                                     1,839      1,977
                                                                   --------   --------

            Total liabilities                                        16,738     18,260
                                                                   --------   --------

COMMITMENTS AND CONTINGENCIES                                          --         --

STOCKHOLDERS' EQUITY:
        Preferred stock, $1.00 par value, 1,000,000 shares
           authorized and unissued                                     --         --
        Common stock, $.01 par value, 30,000,000 shares
           authorized; 13,099,103 shares issued at June 30, 1996
           and 13,094,755 shares issued at December 31, 1995            131        131
        Additional paid-in capital                                    4,369      4,486
        Retained earnings                                             3,306      2,014
        Cumulative foreign currency translation adjustment               31         (4)
                                                                   --------   --------

        Total stockholders' equity                                    7,837      6,627
                                                                   --------   --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 24,575   $ 24,887
                                                                   ========   ========

            See notes to condensed consolidated financial statements.

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
================================================================================
(Dollar amounts in thousands except for per share data)

                                   Three Months Ended June 30,       Six Months Ended June 30,
                                   ----------------------------    ----------------------------
                                       1996            1995            1996            1995
                                   ------------    ------------    ------------    ------------
REVENUES                           $     15,897    $     14,519    $     30,300    $     27,832
                                   ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
      Direct costs                        7,771           7,595          14,448          13,953
      Selling, general and
         administrative expenses          6,156           6,051          12,331          11,725
      Incentive bonuses                     723             285           1,213             749
      Interest expense                       96             104             177             164
      Other (income) - net                  (90)           (135)           (226)           (307)
                                   ------------    ------------    ------------    ------------

TOTAL COSTS AND EXPENSES                 14,656          13,900          27,943          26,284
                                   ------------    ------------    ------------    ------------

INCOME BEFORE PROVISION
    FOR INCOME TAXES                      1,241             619           2,357           1,548

PROVISION FOR
    INCOME TAXES                            558             328           1,065             690
                                   ------------    ------------    ------------    ------------

NET INCOME                         $        683    $        291    $      1,292    $        858
                                   ============    ============    ============    ============

NET INCOME PER SHARE               $        .05    $        .02    $        .10    $        .07
                                   ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER
    OF  COMMON SHARES
    OUTSTANDING                      13,099,103      13,094,755      13,099,103      11,893,800
                                   ============    ============    ============    ============

            See notes to condensed consolidated financial statements.

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
================================================================================
(Dollar amounts in thousands)

                                                                                    Six Months Ended June 30,
                                                                                    -------------------------
                                                                                         1996       1995
                                                                                         ----       ----
CASH FLOW FROM OPERATING ACTIVITIES:
        Net income                                                                    $ 1,292    $   858
        Adjustments to reconcile net income to net cash
                  (used in) operating activities:
            Depreciation and amortization                                                 323        276
            Deferred income taxes                                                          68        (79)
            Deferred compensation                                                           8         15
            Amortization of deferred charges                                               13         17
            Increase (decrease) in cash surrender value of officers' life insurance         8        (34)
            Accrued rent                                                                   (6)        (5)
            Minority Interest                                                              --         (7)
            Changes in operating assets and liabilities:
               Accounts receivable                                                       (959)      (697)
               Prepaid expenses and inventories                                          (333)       (44)
               Other current assets                                                        21        (38)
               Other assets                                                               166       (715)
               Income taxes payable                                                       690       (529)
               Accounts payable and accrued expenses                                     (639)       (16)
               Accrued payroll and bonuses                                                 88     (1,619)
               Customer billings in excess of revenues earned                            (316)      (859)
               Net assets held for sale                                                   (14)       (80)
               Other                                                                     (140)        17
                                                                                      -------    -------
                               Net cash provided by (used in) operating activities        270     (3,539)
                                                                                      -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment                                              (233)      (254)
        Payment of merger costs                                                          (124)      (190)
        Proceeds from sale of assets                                                      650         --
        Cash received from Triangle merger                                               --        1,090
                                                                                      -------    -------
                               Net cash provided by investing activities                  293        646
                                                                                      -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from bank borrowings                                                   1,800      2,500
        Principal payments of notes payable to officers/stockholders                       --       (605)
        Principal payments of debt                                                     (2,680)      (181)
        Principal payments of capital lease obligations                                   (28)       (84)
        Issuance of common stock                                                            7       --
                                                                                      -------    -------
                               Net cash (used in) provided by financing activities       (901)     1,630
                                                                                      -------    -------

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH                                                35         14
                                                                                      -------    -------

NET DECREASE IN CASH                                                                     (303)    (1,249)

CASH, BEGINNING OF PERIOD                                                                 936        754
                                                                                      -------    -------

CASH (CASH OVERDRAFT),  END OF PERIOD                                                 $   633    $  (495)
                                                                                      =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid during the period for:     Interest                                 $   280    $    82
                                                                                      =======    =======

                                             Income taxes                             $   304    $ 1,273
                                                                                      =======    =======

            See notes to condensed consolidated financial statements.

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
================================================================================
(Dollar amounts in thousands)

                                                                                           CUMULATIVE
                                                                                              FOREIGN
                                                                ADDITIONAL                   CURRENCY
                                  COMMON          STOCK           PAID-IN      RETAINED   TRANSLATION
                                  SHARES         AMOUNT           CAPITAL      EARNINGS     ADJUSTMENT        TOTAL
                                  ------         ------           -------      --------     ----------        -----
BALANCE
DECEMBER 31, 1995               13,094,755         $  131         $4,486        $2,014        $   (4)        $6,627

      Net income                                                                 1,292                        1,292

      Employee stock bonus           4,348                             7                                          7

      Revaluation of assets
      acquired in merger                                            (124)                                      (124)

      Foreign Currency
      Translation Adjustment                                                                      35             35

                               ------------------------------------------------------------------------------------
BALANCE
JUNE 30, 1996                   13,099,103         $  131         $4,369        $3,306        $   31         $7,837
                               ------------------------------------------------------------------------------------

            See notes to condensed consolidated financial statements.

                AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements include the accounts of Audits & Surveys Worldwide, Inc. (the "Company"), its majority owned subsidiary, Audits & Surveys Europe, Ltd. ("A&SE") and two small entities acquired in the merger with The Triangle Corporation ("Triangle"). All significant intercompany transactions and balances have been eliminated.

On March 24, 1995, Audits & Surveys, Inc. (A&S) and Triangle consummated a merger pursuant to which A&S was merged with and into Triangle. Triangle was the surviving corporation and the separate existence of A&S ceased. The name of the merged corporation was changed to "Audits & Surveys Worldwide, Inc."

The 1996 and 1995 condensed consolidated financial statements have been prepared by the Company and are unaudited. In the opinion of the Company's management all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements presented herein should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the three-month and six-month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

2.  REFINANCING OF BANK DEBT
Pursuant to a prior commitment from its bank, on June 5, 1996 the Company refinanced an existing term loan and its $5,000,000 short-term credit facility into a new $2,610,000 term loan and a $2,500,000 secured line of credit. The new term loan is repayable in twenty quarterly installments of $130,500 beginning June 30,1996. The term loan and the line of credit contain customary affirmative and negative covenants including those requiring the Company to maintain certain financial ratios and restricting the annual payment of cash dividends to an amount not in excess of 50% of the previous year's net income.

3.  NEW ACCOUNTING STANDARD
In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based compensation," which became effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognized compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share within the 1996 annual financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SECOND QUARTER AND SIX-MONTH PERIODS ENDED JUNE 30, 1996 WITH THE SECOND QUARTER AND SIX-MONTH PERIODS ENDED JUNE 30, 1995


Revenues for the second quarter of 1996 increased $1.4 million (9.5%) to $15.9 million compared with $14.5 million in the second quarter of 1995. Revenues for the first six months of 1996 increased $2.5 million (8.9%) to $30.3 million compared with $27.8 million in the first six months of 1995. The net increases in revenues were principally attributable to higher revenues from international consumer tracking studies and several custom and syndicated audit research services.

Direct costs increased $.2 million (2.3%) in the second quarter and $.5 million (3.5%) in the first six-months of 1996 compared with 1995, primarily as a result of the increases in revenues. As a percentage of revenues, direct costs were 48.9% in the second quarter and 47.7% in the first six months of 1996 compared with 52.3% and 50.1%, respectively, in the same periods of 1995. The decreases in direct costs as a percentage of revenues represented an improvement in the overall mix of revenues in 1996 compared with the same period of 1995.

Selling, general and administrative (SG&A) expenses increased $.1 million (1.7%) in the second quarter and $.6 million (5.2%) in the first six months of 1996.
Approximately 60% of the SG&A increases were in payroll and related costs and resulted from the addition of personnel as well as normal salary adjustments. The remainder of the increases in SG&A expenses was spread over various expenses such as rent, utilities, depreciation and computer costs.

The provision for incentive bonuses was $.4 million higher in the second quarter and $.5 million higher in the first six months of 1996 compared with the same periods of 1995. The higher provisions resulted from the increases in year-to-date operating income on which the incentive bonuses are calculated.

Income taxes for the second quarter of 1996 have been provided at approximately 45% of reported pretax income compared with 53% provided in the second quarter of 1995. Income taxes for the six month periods of 1996 and 1995 have been provided at approximately 45%. The interim tax provisions are based on estimates of the effective tax rate anticipated for the full year.

FINANCIAL CONDITION AND LIQUIDITY

At June 30, 1996, the Company had working capital of $2.8 million and a current ratio of 1.23 to 1 compared with working capital of $1.9 million and a current ratio of 1.15 to 1 at December 31, 1995.

Cash flow from operations and borrowings under its credit facilities with its bank are the Company's principal sources of funds. The Company's cash flow and borrowings have historically been sufficient to provide funds for working capital, capital expenditures and payment of indebtedness. Pursuant to a prior commitment from its bank, on June 5, 1996 the Company refinanced an existing term loan and its $5,000,000 short-term credit facility into a new $2,610,000 term loan and a $2,500,000 secured line of credit. The new term loan is repayable in twenty quarterly installments of $130,500 beginning June 30, 1996. The term loan and the line of credit contain customary affirmative and negative covenants including those requiring the Company to maintain certain financial ratios and restricting the annual payment of cash dividends to an amount not in excess of 50% of the preceding year's net income.

Net cash provided by operating activities was $270,000, consisting primarily of net income of $1,292,000 plus non-cash expenses of $414,000, offset primarily by increases in accounts receivable of $959,000 and decreases in accounts payable and accrued expenses of $639,000.

Net cash provided by investing activities was $293,000 primarily from the sale of a portion of Triangle's former operating assets for $650,000 offset by purchases of property and equipment of $233,000.

Net cash used by financing activities was $901,000 consisting primarily of proceeds from bank borrowings of $1,800,000 offset by repayments of $2,680,000 of bank borrowings and other debt.

The Company believes that its recently revised credit arrangements with its bank combined with funds generated by its operations will be adequate to fund its planned capital expenditures, meet its debt obligations and finance its operations for at least the next twelve months.

                           PART II - OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES

During the quarterly period ended June 30, 1996, the Company entered into a Term Loan Agreement with Chemical Bank, dated as of June 5, 1996 (the "Term Loan Agreement"). Pursuant to the Term Loan Agreement, the Company is restricted in its ability to pay cash dividends. The Term Loan Agreement provides that the Company may not make any "Restricted Payments" (as defined in the Term Loan Agreement) except that the Company may make such payments in each fiscal year in an amount not in excess of 50% of the Company's Consolidated Net Income (as defined in the Term Loan Agreement) for the fiscal year immediately preceding the year in which such Restricted Payment is made. Provided that, after giving effect to such Restricted Payment, no Event of Default (as defined in the Term Loan Agreement) or event which with the giving of notice or lapse of time or both , would constitute an Event of Default, would exist.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

On June 6, 1996 the Company held its 1996 Annual Meeting of Stockholders (the "1996 Meeting"). At the 1996 Meeting, the Company's stockholders elected 11 directors to serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified. The vote for such directors was as follows:

                                        For          Withheld
                                        ---          --------
           Solomon Dutka              11,632,263      353,398
           H. Arthur Bellows, Jr.     11,632,100      353,561
           Carl Ravitch               11,632,500      353,161
           Anthony Timiraos           11,633,360      352,301
           Charles E. Bradley         11,633,253      352,408
           Brian G. Dyson             11,555,201      430,460
           Matthew Goldstein          11,572,135      413,526
           Robert C. Miller           11,572,135      413,526
           William Newman             11,633,360      352,301
           Sol Young                  11,571,475      414,186
           William A. Zebedee         11,633,303      352,358

In addition, at the 1996 Meeting the Company's stockholders voted with respect to the ratification of the appointment of Deloitte & Touche LLP as the Company's independent public accountants to audit the Company's consolidated financial statements for 1996. In connection with this proposal, 11,827,036 votes were cast for the proposal, 155,524 votes were cast against the proposal and 3,101 votes abstained from voting.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.*

a.         Exhibits:


           10.17 Term Loan Agreement between Audits & Surveys Worldwide, Inc. and Chemical Bank, dated as of June 5, 1996.


           27.01      Financial Data Schedule


b.         Reports on Form 8-K:

           The Company has not filed any reports on Form 8-K during the quarterly period ended June 30, 1996.






- ------------------------

* Except for the Term Loan Agreement filed as Exhibit 10.17, there is no instrument defining the right of holders of long-term debt of the Company or of any of its subsidiaries other than where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. In accordance with paragraph (b)(4)(iii) of Item 601 of Regulation S-K, the Company agrees to furnish to the Securities and Exchange Commission, upon request, copies of any such instrument.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AUDITS & SURVEYS WORLDWIDE, INC.




August 9, 1996                           By: /s/       H. Arthur Bellows, Jr.
- --------------                               ----------------------------------
Date                                                   H. Arthur Bellows, Jr.
                                                       President


                                          By:/s/       Alan J. Ritter
                                             ----------------------------------
                                                        Alan J. Ritter
                                                        Senior Vice President
                                                        Corporate Controller

                                  EXHIBIT INDEX


Exhibit Number          Description Of Exhibit
- --------------          ----------------------

10.17 Term Loan Agreement between Audits & Surveys Worldwide, Inc. and Chemical Bank, dated as of June 5, 1996.

27.01          Financial Data Schedule