Form 10-Q
period 1996-09-30
AUDITS & SURVEYS WORLDWIDE INC
filed 1996-11-12
CIK 99703

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

                         Commission File Number: 1-7675

                        AUDITS & SURVEYS WORLDWIDE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                  13-1809586
              --------                                  ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

650 Avenue Of The Americas, New York, NY                  10011
----------------------------------------                  -----
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

                        AUDITS & SURVEYS WORLDWIDE, INC.


                                      INDEX



                                                                            PAGE

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements.

               Condensed Consolidated Balance Sheets-
                  September 30, 1996 and December 31, 1995                   3-4

               Condensed Consolidated Statements of Income-
                  Three and Nine Months ended September 30, 1996 and 1995     5

               Condensed Consolidated Statements of Cash Flows-
                  Nine Months ended September 30, 1996 and 1995               6

               Condensed Consolidated Statement of Stockholders' Equity-
                  September 30, 1996                                          7

               Notes to Condensed Consolidated Financial Statements           8

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations.                                   9-10


PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K.                             11

               Signatures                                                    12

PART I.  FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

AUDITS & SURVEYS WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
================================================================================
(Dollar amounts in thousands)


                                                 SEPT. 30, 1996  DEC. 31,1995
                                                     -------       -------
                                                   (Unaudited)
ASSETS

CURRENT ASSETS:
        Cash                                         $ 2,093       $   936
        Accounts receivable:
            Billed                                     5,876         8,687
            Unbilled                                   4,289         2,366
        Prepaid expenses and inventories               1,587         1,320
        Other current assets                             417           606
        Net assets held for sale                         300           983
                                                     -------       -------

            Total current assets                      14,562        14,898

PROPERTY AND EQUIPMENT, NET                            3,005         3,127

RECEIVABLE FROM SALE OF ASSETS                           500           500
PREPAID PENSION COSTS                                    943           943
DEFERRED INCOME TAX ASSET                              3,363         3,398
OTHER ASSETS                                           1,717         2,021
                                                     -------       -------

TOTAL ASSETS                                         $24,090       $24,887
                                                     =======       =======



                       See notes to condensed consolidated
                             financial statements.

AUDITS & SURVEYS WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
================================================================================
(Dollar amounts in thousands)

                                                              SEPT. 30, 1996  DEC. 31,1995
                                                              --------------  ------------
                                                                (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Short-term bank debt                                        $   --     $  1,200
        Accounts payable and accrued expenses                          4,109      4,877
        Accrued payroll and bonuses                                    2,298      1,917
        Customer billings in excess of revenues earned                 3,266      4,282
        Income taxes payable                                             829       --
        Current portion of long-term debt                                554        658
        Current portion of capital lease obligations                      91         75
                                                                    --------   --------

            Total current liabilities                                 11,147     13,009

LONG-TERM DEBT-Net of current portion                                  2,083      2,647
CAPITAL LEASE OBLIGATIONS - Net of current portion                       171        222
DEFERRED INCOME TAX LIABILITY                                            405        405
OTHER LIABILITIES                                                      1,835      1,977
                                                                    --------   --------

            Total liabilities                                         15,641     18,260
                                                                    --------   --------

COMMITMENTS AND CONTINGENCIES                                           --         --

STOCKHOLDERS' EQUITY:
        Preferred stock, $1.00 par value, 1,000,000 shares
           authorized and unissued                                      --         --
        Common stock, $.01 par value, 30,000,000 shares
           authorized; 13,099,103 shares issued at Sept. 30, 1996
           and 13,094,755 shares issued at Dec. 31, 1995                 131        131
        Additional paid-in capital                                     4,369      4,486
        Retained earnings                                              3,918      2,014
        Cumulative foreign currency translation adjustment                31         (4)
                                                                    --------   --------

        Total stockholders' equity                                     8,449      6,627
                                                                    --------   --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 24,090   $ 24,887
                                                                    ========   ========

                       See notes to condensed consolidated
                             financial statements.

AUDITS & SURVEYS WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
================================================================================
(Dollar amounts in thousands except for per share data)

                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                        ----------------------------    ----------------------------

                                            1996            1995             1996           1995
                                        ------------    ------------    ------------    ------------

REVENUES                                $     14,697    $     12,783    $     44,997    $     40,615
                                        ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
        Direct costs                           6,643           6,670          21,091          20,623
        Selling, general and
           administrative expenses             6,447           6,348          18,778          18,073
        Incentive bonuses                        514             450           1,727           1,199
        Interest expense                          68             121             245             285
        Other expenses (income) - net            (88)            119            (314)           (188)
                                        ------------    ------------    ------------    ------------

TOTAL COSTS AND EXPENSES                      13,584          13,708          41,527          39,992
                                        ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE
    PROVISION (CREDIT)
    FOR INCOME TAXES                           1,113            (925)          3,470             623

PROVISION (CREDIT) FOR
    INCOME TAXES                                 501            (435)          1,566             255
                                        ------------    ------------    ------------    ------------

NET INCOME (LOSS)                       $        612    $       (490)   $      1,904    $        368
                                        ------------    ------------    ------------    ------------

NET INCOME (LOSS) PER SHARE             $        .05    $       (.04)   $        .15    $        .03
                                        ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER
    OF  COMMON SHARES
    OUTSTANDING                           13,099,103      13,094,755      13,099,103      12,298,517
                                        ============    ============    ============    ============



                       See notes to condensed consolidated
                             financial statements.

AUDITS & SURVEYS WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
================================================================================
(Dollar amounts in thousands)

                                                                                     NINE  MONTHS  ENDED
                                                                                       SEPTEMBER  30,
                                                                                     ------------------
                                                                                       1996       1995
                                                                                     -------    -------
CASH FLOW FROM OPERATING ACTIVITIES:
        Net income                                                                   $ 1,904    $   368
        Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
            Depreciation and amortization                                                541        406
            Deferred income taxes                                                         68       (163)
            Amortization of deferred charges                                              19         60
            Accrued rent                                                                 (13)       167
            Changes in operating assets and liabilities:
               Accounts receivable                                                       888     (1,097)
               Prepaid expenses and inventories                                         (267)        72
               Other current assets                                                     (143)       (75)
               Other assets                                                              275       (627)
               Income taxes payable                                                    1,128       (998)
               Accounts payable and accrued expenses                                    (767)       363
               Accrued payroll and bonuses                                               381     (1,723)
               Customer billings in excess of revenues earned                         (1,016)      (598)
               Net assets held for sale                                                   32        (96)
               Other                                                                    (121)        28
                                                                                     -------    -------
                               Net cash provided by (used in) operating activities     2,909     (3,913)
                                                                                     -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment                                             (418)      (589)
        Payment of merger costs                                                         (124)      (191)
        Proceeds from sale of assets                                                     650       --
        Cash received from Triangle merger                                              --        1,090
                                                                                     -------    -------
                               Net cash provided by investing activities                 108        310
                                                                                     -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from bank borrowings                                                  1,931      3,700
        Principal payments of notes payable to officers/stockholders                    --         (984)
        Principal payments of debt                                                    (3,799)      (211)
        Principal payments of capital lease obligations                                  (35)      (121)
        Issuance of common stock                                                           7       --
                                                                                     -------    -------
                               Net cash (used in) provided by financing activities    (1,896)     2,384
                                                                                     -------    -------

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH                                               36         39
                                                                                     -------    -------

NET INCREASE (DECREASE) IN CASH                                                        1,157     (1,180)

CASH, BEGINNING OF PERIOD                                                                936        754
                                                                                     -------    -------

CASH (CASH OVERDRAFT),  END OF PERIOD                                                $ 2,093    $  (426)
                                                                                     -------    -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid during the period for:            Interest                         $   319    $   204
                                                                                     -------    -------

                                                    Income taxes                     $   366    $ 1,335
                                                                                     -------    -------

                       See notes to condensed consolidated
                             financial statements.

AUDITS & SURVEYS WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
================================================================================
(Dollar amounts in thousands)

                                                                                         CUMULATIVE
                                                                                          FOREIGN
                                                            ADDITIONAL                    CURRENCY
                                 COMMON          STOCK       PAID-IN        RETAINED    TRANSLATION
                                 SHARES         AMOUNT       CAPITAL        EARNINGS     ADJUSTMENT       TOTAL
                                 ------         ------       -------        --------     ----------       -----
BALANCE
DECEMBER 31, 1995             13,094,755    $       131    $     4,486   $     2,014   $        (4)   $     6,627

    Net income                                                                 1,904                        1,904

    Employee stock bonus           4,348                             7                                          7

    Revaluation of assets
    acquired in merger                                            (124)                                      (124)

    Foreign Currency
    Translation Adjustment                                                                      35             35
                              -----------------------------------------------------------------------------------
BALANCE
SEPTEMBER 30, 1996            13,099,103    $       131    $     4,369   $     3,918   $        31    $     8,449
                              -----------------------------------------------------------------------------------

                       See notes to condensed consolidated
                             financial statements.

                        AUDITS & SURVEYS WORLDWIDE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.         BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Audits & Surveys Worldwide, Inc. (the "Company") and its majority owned subsidiary, Audits & Surveys Europe, Ltd. All significant intercompany transactions and balances have been eliminated.

On March 24, 1995, Audits & Surveys, Inc. (A&S) and The Triangle Corporation ("Triangle") consummated a merger pursuant to which A&S was merged with and into Triangle. Triangle was the surviving corporation and the separate existence of A&S ceased. The name of the merged corporation was changed to "Audits & Surveys Worldwide, Inc."

The 1996 and 1995 condensed consolidated financial statements have been prepared by the Company and are unaudited. In the opinion of the Company's management all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements presented herein should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

2.         REFINANCING OF BANK DEBT

On June 5, 1996 the Company refinanced an existing term loan and its $5,000,000 short-term credit facility into a new $2,610,000 term loan and a $2,500,000 secured line of credit. The new term loan is repayable in twenty quarterly installments of $130,500 which began on June 30,1996. The term loan and the line of credit contain customary affirmative and negative covenants including those requiring the Company to maintain certain financial ratios and restricting the annual payment of cash dividends to an amount not in excess of 50% of the previous year's net income.

3.         NEW ACCOUNTING STANDARD
In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which became effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognized compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in the 1996 annual financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THIRD QUARTER AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1996 WITH THE THIRD QUARTER AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1995

Revenues for the third quarter of 1996 increased $1.9 million (15%) to $14.7 million compared with $12.8 million in the third quarter of 1995. Revenues for the first nine months of 1996 increased $4.4 million (11%) to $45 million compared with $40.6 million in the first nine months of 1995. The net increases in revenues were principally attributable to higher revenues from international consumer tracking studies and several custom and syndicated audit research services.

Direct costs in the third quarters of 1996 and 1995 were approximately the same and were $.5 million (2%) higher in the first nine months of 1996 compared with 1995, primarily as a result of the increases in revenues. As a percentage of revenues, direct costs were 45% in the third quarter and 47% in the first nine months of 1996 compared with 52% and 51%, respectively, in the same periods of 1995. The decreases in direct costs as a percentage of revenues represented an improvement in the profitability of the overall mix of revenues in 1996 compared with the same periods of 1995. Direct costs also include expenses related to the development of new research services and such development expenses were lower in the third quarter and nine month periods of 1996 than in the comparable periods of 1995.

Selling, general and administrative (SG&A) expenses increased $.1 million (2%) in the third quarter and $.7 million (4%) in the first nine months of 1996. Approximately 75% of the SG&A increases in the nine month period were in payroll and related costs and resulted from the addition of personnel as well as normal salary adjustments. The remainder of the increases in SG&A expenses was spread over various expenses such as rent, utilities, depreciation and computer costs.

The provision for incentive bonuses was marginally higher in the third quarter and $.5 million higher in the first nine months of 1996 compared with the same periods of 1995. The higher provisions resulted from the increases in year-to-date operating income on which the incentive bonuses are calculated.

Income taxes for the third quarter of 1996 have been provided at approximately 45% of reported pretax income compared with a credit for income taxes of 47% of the pretax loss in the third quarter of 1995. Income taxes for the nine month period of 1996 have been provided at approximately 45% compared with 41% in the nine month period of 1995. The interim tax provisions are based on estimates of the effective tax rate anticipated for the full year.

FINANCIAL CONDITION AND LIQUIDITY

At September 30, 1996, the Company had working capital of $3.4 million and a current ratio of 1.30 to 1 compared with working capital of $1.9 million and a current ratio of 1.15 to 1 at December 31, 1995.

Cash flow from operations and borrowings under its credit facilities with its bank are the Company's principal sources of funds. The Company's cash flow and borrowings have historically been sufficient to provide funds for working capital, capital expenditures and payment of indebtedness. On June 5, 1996 the Company refinanced an existing term loan and its $5,000,000 short-term credit facility into a new $2,610,000 term loan and a $2,500,000 secured line of credit. The new term loan is repayable in twenty quarterly installments of $130,500 which began on June 30, 1996. The term loan and the line of credit contain customary affirmative and negative covenants including those requiring the Company to maintain certain financial ratios and restricting the annual payment of cash dividends to an amount not in excess of 50% of the preceding year's net income.

Net cash provided by operating activities was $2,909,000, consisting primarily of net income of $1,904,000 plus non-cash expenses of $615,000, and decreases in accounts receivable of $888,000 and increases in income taxes payable of $1,128,000 offset primarily by decreases in accounts payable of $767,000 and decreases in customer billings in excess of revenue earned of $1,016,000.

Net cash provided by investing activities was $108,000 primarily from the sale of a portion of Triangle's former operating assets for $650,000 offset by purchases of property and equipment of $418,000.

Net cash used by financing activities was $1,896,000 consisting primarily of proceeds from bank borrowings of $1,931,000 offset by repayments of $3,799,000 of bank borrowings and other debt.

The Company believes that its recently revised credit arrangements with its bank combined with funds generated by its operations will be adequate to fund its planned capital expenditures, meet its debt obligations and finance its operations for at least the next twelve months.

PART II.  OTHER INFORMATION
ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.*

a.         EXHIBITS:

           10.18 Employment Agreement between the Company and Joseph T. Plummer dated August 8, 1996

           27.01      Financial Data Schedule


b.         REPORTS ON FORM 8-K:

           The Company has not filed any reports on Form 8-K during the quarterly period ended September 30, 1996.












------------------------
* Except for the Term Loan Agreement previously filed, there is no instrument defining the right of holders of long-term debt of the Company or of any of its subsidiaries other than where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. In accordance with paragraph (b)(4)(iii) of Item 601 of Regulation S-K, the Company agrees to furnish to the Securities and Exchange Commission, upon request, copies of any such instrument.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AUDITS & SURVEYS WORLDWIDE, INC.



NOVEMBER 8, 1996                           By: /s/ H. Arthur Bellows, Jr.
----------------                              ------------------------------
Date                                            H. Arthur Bellows, Jr.
                                                President


                                           By: /s/ Alan J. Ritter
                                              ------------------------------
                                                Alan J. Ritter
                                                Senior Vice President
                                                Chief Financial Officer

                                  EXHIBIT INDEX




EXHIBIT NUMBER                            DESCRIPTION OF EXHIBIT


10.18                 Employment  Agreement  between  the  Company and Joseph T.
                      Plummer dated August 8, 1996

27.01                 Financial Data Schedule