Form 10-K
period 1996-12-31
AUDITS & SURVEYS WORLDWIDE INC
filed 1997-03-28
CIK 99703

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended DECEMBER 31, 1996

Commission file number 1-7675

                        AUDITS & SURVEYS WORLDWIDE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              13-1809586
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

650 AVENUE OF THE AMERICAS, NEW YORK, NEW YORK                      10011
----------------------------------------------                    ----------
   (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code               212-627-9700
                                                                 ------------

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
COMMON STOCK                                     AMERICAN STOCK EXCHANGE
PAR VALUE $.01

Securities registered pursuant to Section 12(g) of the Act: NONE

           Indicate by check mark whether the registrant (1) has filed all reports required to filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                                YES [X]    NO [_]

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

           Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 17, 1997: $17,352,207

Number of shares of Common Stock outstanding at March 17, 1997:   13,099,103
                                                                  ----------

                       DOCUMENTS INCORPORATED BY REFERENCE

           Selected portions of Audits & Surveys Worldwide, Inc.'s 1997 Proxy Statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

ITEM  1.   BUSINESS

           On March 24, 1995, Audits and Surveys, Inc. ("A&S") and The Triangle Corporation ("Triangle") consummated a merger pursuant to which A&S was merged with and into Triangle. Triangle was the surviving corporation and the separate existence of A&S ceased. The name of the merged corporation was changed to Audits & Surveys Worldwide, Inc. ("ASW"). Unless the context otherwise requires, the terms "Company" or "ASW" refer to Audits and Surveys Worldwide, Inc. and its consolidated subsidiaries.

           Recent Developments

           The Company made significant progress towards implementation of its strategy to globally expand its services through the growth of its international consumer tracking research from approximately 60 countries in 1995 to approximately 70 countries in 1996. The Company capitalized on its leadership position in providing U.S. data to the personal computer industry to establish a syndicated global sales measurement program in information technology products. Seven European countries are now being monitored by the Company and the Company intends to commence monitoring in countries in Asia and Latin America in the second and third quarters of 1997, respectively. The Company is also conducting major customer satisfaction and mystery shopper programs on computer products around the world. ASW recently opened an Asia Pacific headquarters office in Manila to provide regional on-site supervision of its research in the area.

           ASW's Media Division joined forces with IBOPE, the largest research company in Latin America, to sell and service the region's first pan-regional television ratings service to U.S.-based clients. The Division has also developed the unique Primary Audience Database, a syndicated print measurement service for publishers and advertising agencies, which measures magazine readership and monitors household demographics, product usage and lifestyles of U.S. magazine readers.

           The Company has been expanding its presence in niche markets. In its efforts to better serve clients selling through the rapidly expanding group of home improvement centers, the Company recently entered a 10-year strategic alliance with Triad Systems Corporation, an information management company, to provide retail sales measurement and other marketing data.

           Business. General. Audits and Surveys, founded in 1953, is an international marketing research firm providing clients with a broad selection of services to assist in the development of marketing, advertising and investment strategies. The Company's marketing research services, conducted in over 70 countries, are provided to major commercial, industrial, institutional and academic organizations. The Company's most significant clients in terms of 1996 revenue include AT&T, The Coca-Cola Company, Harlequin, IBM, MasterCard, Metropolitan Transportation Authority, Shell Oil Company, Volvo Corporation of North America, Warner Lambert and Xerox.

           ASW provides its services on a custom, continuous tracking or syndicated basis. Custom research measures awareness, knowledge, attitudes and behavior toward specific products, services, advertising or public policies among consumers with particular demographics or a defined profile. Continuous tracking allows companies to track consumer attitudes and behavior on an ongoing basis in order to determine changes in the market toward its products or services. Syndicated research is made available on a nonexclusive basis and provides economies of scale to

ASW and cost savings to client companies. Syndicated research may include audits of product inventory and distribution and consumer survey research.

           The Company's varied services include monitoring of market share trends or measuring the impact of new product advertising or service introductions, conducting surveys for media and advertisers who require the measurement of the size and demographics of target audiences and providing clients with data on customer satisfaction, mystery shopping studies at client product or service outlets and litigation research.

           The percentages of the Company's revenues by type of research service for the last three years have been as follows:


                                     1996           1995           1994
                                     ----           ----           ----

Custom Research Projects              31%            36%            41%

Continuous Tracking Studies           49%            49%            39%

Syndicated Studies                    20%            15%            20%
                                     ----           ----           ----

                                     100%           100%           100%

           The Company believes that it has earned an impressive reputation for providing quality research with state-of-the-art statistical and sampling techniques and analysis. ASW utilizes a proprietary Computer-Assisted Telephone Interviewing system (A&S/CATI), special analytic software, multimedia software for client presentations and a system for digitizing respondents' answers to telephone surveys (A&S/Voice CATI(R)). The services and products offered by ASW are supported by a large in-house computer capacity and a full staff of programmers, statisticians, psychologists, sociologists and marketing professionals.

           ASW believes that its ability to provide both consumer and retail data nationally and internationally yields marketing insights to its clients which are unavailable from any other industry source. The Company also believes that its marketing research services and technological and professional capabilities provide significant advantages over other marketing research firms and serve as a platform for the development of new services and products to domestic and multinational corporations, whatever their country of origin.

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

           Services of ASW. The Company offers a wide array of services to assist clients in developing and refining the marketing, advertising and investment strategies for their products. These services include continuous retail sales measurement, test marketing, tests of in-store promotions and measurement of product distribution on a local, regional, national and international basis. ASW complements these "audit" efforts for its clients through surveys of consumers, retailers and industrial establishments.

           The Company's client services are provided by six primary internal organizations.

           Audit Division. The Audit Division provides clients with a wide variety of services that track retail sales, product inventory and factors relating to distribution. Most of the Division's services are syndicated or continuous tracking programs, with the remainder being customized research, often to provide clients of syndicated services with marketing insights more tailored to their needs than syndicated programs can provide.

           Major continuous sales tracking services are:


SERVICE                                     DESCRIPTION
-------                                     -----------

Global Computer Products                    A  monthly  measurement  of sales of
Sales Index                                 Personal   Computers   and   related
                                            products  through  all major  retail
                                            channels throughout the world.

National Home Improvement                   A monthly or bi-monthly  measurement
Products Sales Index                        of sales of Do-It-Yourself  products
                                            through  the  rapidly  growing  Home
                                            Center channel.


PETS A continuous tracking of the sales of Pet Products through Veterinarians, Pet Supply Stores and Farm/Feed Dealers.

Small Food  Store                           In-person  audits and  point-of-sale
Sales Index                                 information  to  measure  sales  and
                                            distribution in small food stores.

VENDtrack                                   The only national on-site continuous
                                            tracking  service of vending machine
                                            distribution.

Automotive Aftermarket                      Measurement  of  sales  of  specific
Sales Index                                 product  categories  in  the  retail
                                            automotive chain store market.

           The Audit Division also offers continuous sales tracking for a broad array of other products including jewelry, optical products, photographic products and home health care.

           Other principal services offered by the Audit Division are: the National Retail Census, which measures penetration of products among a nationally projectable sample of retail and service outlets; Custom Retail Measurements, including test markets, controlled in-store variable tests and interviews of store customers and management; Brand Name Store Search which assists clients to avoid problems arising from the choice of a brand name that may be confusingly similar to existing brand names; and Product Pickup Service providing retrieval for product recalls, age-dating analysis, packaging integrity examination and competitive new product introductions.

           Survey Division. The Survey Division provides custom and syndicated research services which help clients increase market share, focus media advertising and promotion, identify areas for enhancement of consumer goodwill and generally assist in the development of marketing, advertising and investment strategies for their products and services.

           The Survey Division's telephone interviewing is conducted at A&S/CATI facilities in Chicago, Philadelphia and Portland (OR). The A&S/Voice CATI(R) system digitally captures the respondent's own voice, allowing researchers to overcome the limitations of interviewer and coder interpretation and facilitate the transfer of voice data to clients through a variety of digital media.

           One of the Survey Division's syndicated services is TECH/TRACK, a comprehensive syndicated study of sales, incidence and usage of personal computers, software, peripherals, online services and other technology products in the home. This study provides PC manufacturers with information on ownership and product awareness, customer loyalty and computer service membership. Because the survey includes both owner and nonowner households, Tech/Track also provides market research on prime potential customer markets.

           International Division - The International Division helps clients identify growth opportunities and develop marketing strategies for their products and services on six continents. The International Division offers a broad range of services from problem definition to research analysis in new product development testing, market share data, attitude and usage profiles, brand and corporate imagery, and retail product availability measurement. The International Division specializes in conducting major, continuous research programs with quality standards that permit truly comparable results to be obtained across and within all researched countries over time. ASW's international research is coordinated at its corporate headquarters in New York and is supervised regionally by offices in London, Manila and Buenos Aires.

           Customer Satisfaction Division - The Company pioneered the measurement of customer satisfaction in the 1950's. Today its services go beyond traditional customer satisfaction studies to examine the many individual components that create customer satisfaction. The Customer Satisfaction Division uses qualitative focus group studies, customer satisfaction studies, mystery shopper programs, benchmarking/comparison research, employee satisfaction studies, feedback management systems, motivational/incentive programs and communications and training to implement the results of the research objectives.

           The Media Division - has developed the first syndicated study of media and consumer markets encompassing nineteen Latin American countries. This study, funded by a consortium of more than 30 of the largest multinational cable TV networks, advertising agencies, advertisers and magazines, provides a standardized method of evaluating multinational, multimedia advertising plans in Latin America. The Company is also the only company authorized to sell and service the IBOPE Latin American Television Ratings Service, the first pan-regional television ratings service in Latin America. The Media Division has also developed the unique Primary Audience Database, a syndicated print measurement service for publishers and advertising agencies, which measures magazine readership and monitors household demographics, product usage and lifestyles of U.S.
magazine readers.

           Public  Affairs  Division  -  The  Public  Affairs  Division  assists corporations, advertising and public relations firms, universities and foundations, associations, government agencies and law firms in understanding the perceptions and concerns of their varied constituencies in order to develop and deliver more effective communications. The Public Affairs Division conducts research in all areas of public relations and public policy including corporate image and reputation, crisis communications, publicity research, communications audits, public affairs/public policy research, issue tracking and management, investor relations research, media effectiveness, communications program effectiveness, political research and government research.

           Clients. The Company's 10 largest clients, based on revenue for the year ended December 31, 1996, were AT&T, The Coca-Cola Company, Harlequin, IBM, MasterCard, Metropolitan Transportation Authority, Shell Oil Company, Volvo Corporation of North America, Warner Lambert and Xerox. The Coca-Cola Company has been a client of ASW for over 30 years and represented approximately 28% of the Company's 1996 revenues. No other client accounted for more than 6 % of ASW's revenues during such fiscal year. Of the other nine clients listed above, 5 have been clients of the Company for 10 years or more.

           The Company has conducted numerous domestic and international custom and consumer tracking studies for The Coca-Cola Company. Its Audit Division has also conducted an annual International Availability Study, as well as a domestic retail sample census and numerous test market studies for this client. These studies were commissioned by different divisions of The Coca-Cola Company, including the Fountain Division and The Minute Maid Company.

           Marketing And Sales. New business development has centered on continuous nurturing of existing client relationships by the researchers and professionals directly involved with the client. The Company believes excellent provider/client relationships create the best opportunities for future business with existing clients, and significantly assist in the generation of new business through client referrals and recommendations.

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

           Operations. The Company is headquartered in New York City and operates regionally through offices in Chicago, Minneapolis, Philadelphia, Portland (OR) and San Francisco. International research studies are coordinated in New York and are conducted in Europe through the Company's 51% owned subsidiary, Audits & Surveys Europe, Ltd., located in London. The Company recently opened an office in Manila to provide on-site regional supervision of research conducted in Asia Pacific. In Latin America the Company entered into a strategic business relationship with the marketing research firm ASECOM, S.A. of Buenos Aires to provide research services throughout Latin America.

           The Company's offices in Chicago, Philadelphia and Portland (OR) contain approximately 180 A&S/CATI terminals which enable the Company to conduct telephone interviews in three time zones across the United States. The multiple locations of A&S/CATI operations provide the Company with a competitive advantage by increasing interviewer scheduling flexibility, expanding the number of daily interviews that can be conducted and allowing for alternative interviewing facilities in the event that extreme weather conditions or an area-wide power failure temporarily incapacitates any given location.

           Competition. The market research industry is highly competitive and is characterized by a large number of competitors, ranging from relatively small organizations to companies with substantial resources. These competitors also include in-house marketing research departments, advertising agencies and business consulting firms. Although the Company believes that no single competitor offers a comparable combination of services, there can be no assurance that other companies, some with greater financial resources, will not attempt to offer a broader range of services than those offered by the Company. The Company believes that it competes primarily on the basis of the quality of the design of its market research proposals and on its ability to perform, analyze and provide the results of its research projects on a timely basis, consistently.

           The Company believes that its ability to offer a wide variety of statistically valid marketing services to a broad base of clients in both domestic and international markets is critical to its competitive advantage and believes that providing a combination of custom, continuous tracking and syndicated research services for the consumer and industrial markets further enhances its competitive position in the industry. The Company also believes that its ability to design and develop research services and technologies in response to changing clients' needs, as well as in anticipation of marketing trends, has enabled the Company to achieve and sustain a leadership position in the market research industry.

           Employees. The Company has 562 employees, 275 of whom were part-time hourly support employees and 287 were full-time staff. The full-time staff includes 120 professional employees, 77 support employees and 90 individuals in administrative and management functions. The part-time employees are primarily engaged in A&S/CATI operations and other data gathering and processing functions.

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

           Many of the Company's professional staff have advanced degrees in fields such as marketing, economics, computer science, management, finance, business, statistics, mathematics and psychology. None of its employees are subject to a collective bargaining agreement, nor has the Company experienced any work stoppages. The Company believes that its relations with employees are excellent.

           Compliance with Environmental Laws. Based on the nature of its marketing research operations, the Company believes that its compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, should have no material effect upon its capital expenditures, earnings or competitive position. (See Note 15 to the Notes to Consolidated Financial Statements.)

           Backlog. A majority of the Company's revenues are recorded utilizing the percentage of completion method of accounting, which recognizes revenues as services are performed. In addition, revenues are recognized on syndicated research studies on a pro rata basis over the terms of the individual contracts. At December 31, 1996, the Company had total unrecognized revenues of approximately $16,300,000 compared with approximately $14,100,000, as adjusted, at December 31, 1995. Substantially all of such unrecognized revenues at December 31, 1996 are expected to be recognized in 1997.

ITEM 2.    PROPERTIES

           The Company's principal office is located in New York, New York where it leases approximately 107,000 square feet under a lease that expires on February 28, 2003. It currently subleases approximately 21,000 square feet at this location to an unaffiliated party through the date on which the primary lease expires.

           The Company also leases an aggregate of approximately 26,000 square feet of office space in San Francisco, Chicago, Philadelphia, Minneapolis, Portland (OR), Livonia (MI), Manila and London.

ITEM 3.    LEGAL PROCEEDINGS

           The Company is not a party to any litigation that is expected to have a material effect on its results of operations or financial condition. (See Note 15 to the Consolidated Financial Statements for a discussion of an environmental action involving an inactive subsidiary, Diamond Tool and Horseshoe Co., now known as Tri-North, Inc.)

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

                                     PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

(a)        Price Range of Common Stock
           ---------------------------

           The Company's common stock is traded on the American Stock Exchange ("AMEX"). The following table shows the range of closing prices for the common stock for the calendar quarters indicated, as reported by AMEX:


1995                               HIGH                  LOW

First Quarter                    $ 4 - 1/2             $ 2 - 7/8
Second Quarter                     4 - 1/8               2 - 7/8
Third Quarter                      3 - 11/16             2 - 3/8
Fourth Quarter                     2 - 3/4               1 - 1/2

1996

First Quarter                    $ 2 - 3/4             $ 1 - 3/4
Second Quarter                     2 - 3/4               2
Third Quarter                      3                     2 - 3/8
Fourth Quarter                     3                     2 - 1/8


(b)        Approximate Number of Equity Security Holders
           ---------------------------------------------

           The number of record holders of the Company's common stock as of March 17, 1996 was 629.

(c)        Dividends
           ---------

           For the year ended December 31, 1996 the Company declared a special cash dividend of $.05 per share which was paid on January 15, 1997 to stockholders of record as of December 31,1996. No dividends were declared or paid for the year ended December 31, 1995. During the year ended December 31, 1994 the Company declared and paid $2,049,000 of distributions to shareholders which were the final distributions related to periods during which the Company was an S Corporation for income tax purposes and distributed substantially all its earnings in the form of S Corporation distributions.

ITEM 6.    SELECTED FINANCIAL DATA
            (Dollar amounts in thousands except per share data)


                                     YEARS ENDED DECEMBER 31,             ONE MONTH               YEAR ENDED
                          ---------------------------------------------     ENDED      ----------------------------
                                 1996           1995           1994     DEC. 31, 1993  NOV. 28, 1993  NOV. 29, 1992
                                 ----           ----           ----     -------------  -------------  -------------
Selected Income
      Statement Data:

Revenue                   $     60,368   $     54,626   $     43,917   $      2,568    $     40,173   $     35,367

Income (Loss) Before
      Taxes               $      4,408   $      1,553   $      1,868   ($       422)   $      1,485   $      1,703

Net Income:
      Historical          $      2,589   $        846   $      1,016       $538 (a)    $      1,323   $      1,534
      Pro forma (b)               --             --             --             --      $        808   $        928

Income per share:
      Historical          $        .20   $        .07   $        .10   $        .05            --             --
      Pro forma (b)               --             --             --             --      $        .08   $        .09

Weighted average shares
      outstanding           13,099,103     12,499,213     10,475,804     10,475,804      10,475,804     10,475,804

SELECTED BALANCE
      SHEET DATA:

Total assets              $     26,973   $     24,887   $     16,478   $     13,068    $     12,642   $     12,279

Total debt                $      2,739   $      4,802   $      2,454   $      2,543    $      1,869   $      2,066

Stockholders' equity      $      8,467   $      6,627   $      1,132   $      1,648    $      1,110   $      1,063

Cash dividends per
      share (c)           $        .05           --             --             --              --             --


(a) In connection with the termination of the Company's S Corporation tax status as of December 1, 1993, a cumulative Federal and New York State deferred tax asset of $759,000 was recognized with an offsetting credit to the provision for income taxes for the one month period ended December 31, 1993.

(b) For the years ended November 28, 1993 and November 29, 1992 the Company was an S Corporation for tax purposes and its historical results provided limited state and local income taxes and no Federal income taxes. Pro forma net income shown above for these two years has been adjusted to reflect an estimate of the actual taxes that would have been paid had the Company been a C Corporation.

(c) For the year ended December 31, 1996 the Company declared a cash dividend of $.05 per share which was paid on January 15, 1997 to stockholders of record as of December 31,1996. No dividends were declared or paid for the year ended December 31, 1995. During the year ended December 31, 1994 the Company declared and paid $2,049,000 of distributions to shareholders which were the final distributions related to periods during which the Company was an S Corporation for income tax purposes and distributed substantially all its earnings in the form of S Corporation distributions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

1996 Compared with 1995
-----------------------

           Revenues for 1996 increased $5.7 million (10%) to $60.4 million compared with $54.6 million in 1995. The increase in revenues was principally attributable to higher revenues from international consumer tracking studies and several custom and syndicated audit research services.

           Direct costs were $1.7 million (6%) higher in 1996 compared with 1995, primarily as a result of the increase in revenues. As a percentage of revenues, direct costs were 47% in 1996 compared with 49% in 1995. The decrease in direct costs as a percentage of revenues represented an improvement in the profitability of the overall mix of revenues in 1996 compared with 1995. Direct costs also include expenses related to the development of new research services and such development expenses were lower in 1996 than in 1995.

           Selling, general and administrative (SG&A) expenses increased $1 million (4%) in 1996 compared with 1995. Approximately 70% of the SG&A increase was in payroll and related costs and resulted from the addition of personnel as well as normal salary adjustments. The remainder of the increase in SG&A expenses was spread over various expenses such as rent and utilities, depreciation and computer costs.

           The provision for incentive bonuses was $.6 million higher in 1996 compared with 1995 and resulted from the increase in operating income on which the incentive bonuses are calculated.

           Income taxes for 1996 have been provided at approximately 41% of pretax income compared with 45% in 1995. See Note 7 to the Notes to Consolidated Financial Statements for a detailed analysis of the provisions for income taxes.

1995 Compared with 1994
-----------------------

           Revenues for 1995 rose $10.7 million (24%) to $54.6 million compared with $43.9 million in 1994. Approximately 85% of the increase in 1995 stemmed from new customer satisfaction continuous tracking studies and major international consumer products surveys. The remaining portion of the increase in revenues came from a variety of new custom research studies.

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

           SG&A expenses increased $3.7 million (18%) compared with 1995. Approximately $2.6 million of the increase resulted from higher base compensation for several key employees upon implementation of new compensation agreements (see incentive bonuses discussion below) and additional salaries of new personnel related to the increased revenues previously discussed. Other SG&A expenses increased $1.1 million, with approximately half of these increases stemming from higher professional and consulting fees and other expenses incurred in connection with the Company making the transition from a private to a publicly owned corporation and for improvements to the Company's information system. In addition, increases in rent, utilities, telephone and associated costs were incurred to accommodate the new personnel described above.

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


Financial Condition, Liquidity and Capital Resources

           At December 31, 1996, the Company had working capital of $3.9 million and a current ratio of 1.28 to 1 compared with working capital of $1.9 million and a current ratio of 1.15 to 1 at December 31, 1995.

           Cash flow from operations and borrowings under its credit facilities with its bank are the Company's principal sources of funds. The Company's cash flow and borrowings have historically been sufficient to provide funds for working capital, capital expenditures and payment of indebtedness. On June 5, 1996 the Company refinanced an existing term loan and its $5 million short-term credit facility into a new $2,610,000 term loan and a $2.5 million secured line of credit. The new term loan is repayable in 20 quarterly installments of $130,500 which began on June 30, 1996. The term loan and the line of credit contain customary affirmative and negative covenants including those requiring the Company to maintain certain financial ratios and restricting the annual payment of cash dividends to an amount not in excess of 50% of the preceding year's net income.

           Net cash provided by operating activities was $4,980,000, consisting primarily of net income of $2,589,000 plus non-cash expenses of $1,628,000 and increases in customer billings in excess of revenue earned of $952,000 and income taxes payable of $716,000 offset primarily by an increase in accounts receivable of $930,000.

           Net cash used in investing activities was $57,000 primarily from purchases of property and equipment of $583,000 and payment of merger related expenses of $124,000 offset by proceeds of $650,000 from the sale of a portion of Triangle's former operating assets.

           Net cash used in financing activities was $2,055,000 consisting primarily of proceeds from bank borrowings of $1,931,000 offset by repayments of bank borrowings and other debt of $3,993,000.

           The Company believes that its revised credit arrangements with its bank, combined with funds generated by its operations, will be adequate to fund its planned capital expenditures, meet its debt obligations and finance its operations for at least the next twelve months.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The response to this item is submitted as a separate section of the report. (See Item 14).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The information required in response to this item with respect to Directors is contained in the Company's 1997 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the Company's fiscal year and, accordingly, is omitted pursuant to General Instruction G(3).

           The following sets forth the names and ages of the Company's Executive Officers, together with all positions and offices held with the Company by such Executive Officers. Officers are appointed to serve until the meeting of the Board of Directors following the next Annual Meeting of Stockholders and until their successors have been elected and have qualified:

           Solomon Dutka (73) has served as a director, Chairman and Chief Executive Officer of the Company since March 1995. A founder of A&S in 1953, he served A&S in various capacities, including as its Chairman and President, prior to the merger with Triangle in March 1995.

           H. Arthur Bellows, Jr. (59) has served as a director, President and Chief Operating Officer of the Company since March 1995. He served as a director and Chairman of Triangle from August 1967 until the merger with A&S in March 1995 and as Triangle's President from October 1971 until March 1995.

           Joseph Plummer (56) has served as Vice Chairman of the Company since August 1996. From 1989 to 1996 he was with the advertising agency of DMB&B, serving as its Vice Chairman and Worldwide Planning Director. From 1979 to 1989 he was with Young & Rubicam where he served as its Worldwide Research Director.

           Carl Ravitch (55) has served as a director and Executive Vice President of the Company since March 1995. He joined A&S in 1967 and served as its Executive Vice President - Chief Marketing Officer from 1992 until the merger with Triangle in March 1995.

           Joel S. Klein (58) has served as Executive Vice President- Operations of the Company since January 1996 and as the Company's Secretary since August 1996. He has been with the Company for over 35 years and has served in various research, operational and management positions.

           Alan J. Ritter (56) has served as Senior Vice President and Chief Financial Officer of the Company since August 1996 and as Corporate Controller from September 1995 until July 1996. He served as Vice President - Finance of Triangle from October 1993 until the merger with A&S in March 1995 and as Triangle's Corporate Controller from December 1978 until September 1993.


ITEM 11.   EXECUTIVE COMPENSATION

           The information required in response to this item is contained in the Company's 1997 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the Company's fiscal year and, accordingly, is omitted pursuant to General Instruction G(3).

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information required in response to this item is contained in the Company's 1997 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the Company's fiscal year and, accordingly, is omitted pursuant to General Instruction G(3).


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information required in response to this item is contained in the Company's 1997 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the Company's fiscal year and, accordingly, is omitted pursuant to General Instruction G(3).

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)        List of Documents filed as part of this Report.


1.         Financial Statements                                     Page Number
           --------------------                                     -----------
           Independent Auditor's Report                              F-1
           Consolidated Balance Sheets at December 31, 1996          F-2 to F-3
           and December 31, 1995
           Consolidated Statements of Income for the years ended     F-4
           December 31, 1996, 1995 and 1994
           Consolidated Statements of Stockholders' Equity           F-5
           for the years ended December 31, 1996, 1995 and 1994
           Consolidated Statements of Cash Flows for the years       F-6 to F-7
           ended
           December 31, 1996, 1995 and 1994
           Notes to Consolidated Financial Statements                F-8 to F-19

2.         Financial Statement Schedules
           -----------------------------

           Schedule Number             Description
           ---------------             -----------
                 II           Valuation and Qualifying Accounts      S-1

           All other financial statement schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

Exhibit
Numbers                        Description
-------                        -----------

2.01 Merger Agreement between The Triangle Corporation and Audits and Surveys, Inc., dated as of August 11, 1994 (the "Merger Agreement"). Incorporated by reference to Exhibit (2) (I) to the Company's Report on Form 10-Q for the quarter ended September 30, 1994.

2.02 Amendment No. 1 to the Merger Agreement, dated as of October 7, 1994. Incorporated by reference to Exhibit (2) (ii) to the Company's Report on Form 10-Q for the quarter ended September 30, 1994.

2.03 Amendment No. 2 to the Merger Agreement, dated as of January 6, 1995. Incorporated by reference to Exhibit 2 (iii) to the Company's Report on Form 10-K for the year ended December 31, 1994.

2.04 Amendment No. 3 to the Merger Agreement, dated as of January 31, 1995. Incorporated by reference to Exhibit 2 (iv) to the Company's Report on Form 10-K for the year ended December 31, 1994.

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

3.01           Restated and Amended Certificate of Incorporation of the Company.
               Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 10-Q/A for the quarter ended March 31, 1995.

3.02 Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 2(b) to the Company's Registration Statement on Form 8-A/A (Amendment No. 1) filed February 26, 1997.

4.01 Registration Rights Agreement among the Company, H. Arthur Bellows, Jr., Carl Ravitch and the Estate of Irving I. Roshwalb, dated March 24, 1995. Incorporated by reference to Exhibit 4.3 to the Company's Report on Form 10-Q/A for the quarter ended March 31, 1995.

Exhibit
Numbers                        Description
-------                        -----------

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

10.01+ The Triangle Salaried Profit Sharing Plan. Incorporated by reference to Exhibit (10) (vi) to the Company's Report on Form 10-K for the year ended December 31, 1992.

10.02+ The Triangle Salaried Pension Guarantee Plan. Incorporated by reference to Exhibit (10) (vii) to the Company's Report on Form 10-K for the year ended December 31, 1992.

10.03+ The Triangle Salaried Incentive Savings Plan. Incorporated by reference to Exhibit (10) (viii) to the Company's Report on Form 10-K for the year ended December 31, 1992.

10.04+         The   Triangle   Retirement   Savings   Plan   Trust   Agreement.
               Incorporated by reference to Exhibit (10) (ix) to the Company's Report on Form 10-K for the year ended December 31, 1992.

10.05+         1994  Stock  Option  Plan of  Audits &  Surveys  Worldwide,  Inc.
               Incorporated by reference to Exhibit 4.6 to the Company's Registration Statement or Form S-8 (File No. 333-22875).

10.06+ Employment agreement between the Company and Solomon Dutka, dated March 24, 1995. Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q/A for the quarter ended March 31, 1995.

10.07+ Employment agreement between the Company and H. Arthur Bellows, Jr., dated March 24, 1995. Incorporated by reference to Exhibit
               10.3 to the Company's Report on Form 10-Q/A for the quarter ended March 31, 1995.

10.08+ Employment agreement between the Company and Carl Ravitch, dated March 24, 1995. Incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q/A for the quarter ended March 31, 1995

10.09+ Employment agreement between the Company and Alan J. Ritter, dated September 13, 1995. Incorporated by reference to Exhibit 10 to the Company's Report on Form 10-Q for the quarter ended September 30, 1995.

10.10+ Employment Agreement between the Company and Joseph T. Plummer dated August 8, 1996. Incorporated by reference to Exhibit 10.18 to the Company's report on Form 10-Q for the quarter ended September 30, 1996.

Exhibit
Numbers                        Description
-------                        -----------

10.11 Lease between Tobias Associates and Audits & Surveys, Inc., dated February 13, 1987. Incorporated by reference to Exhibit 10.12 to the Company's Report on Form 10-K for the year ending December 31, 1995.

10.12 Lease between Tobias Associates and Audits & Surveys, Inc., dated October 26, 1990. Incorporated by reference to Exhibit 10.13 to the Company's Report on Form 10-K for the year ending December 31, 1995.

10.13          Term Loan Agreement  between Audits and Surveys  Worldwide,  Inc.
               and Chemical Bank dated as of June 5, 1996. Incorporated by reference to Exhibit 10.17 to the Company's report on Form 10-Q for the quarter ended June 30, 1996.

21.01*         List of subsidiaries of the Company.

23.01*         Consent of Independent Auditors.

27.01*         Financial Data Schedule.

-------------------------------

*          Filed herewith.

+ Management contracts for compensatory plan or arrangement required to be noted pursuant to Item 14.(a)3 of Form 10-K.



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

Audits & Surveys Worldwide, Inc.


By:     /S/ H. ARTHUR BELLOWS, JR.                           March 27, 1997
        --------------------------                           --------------
        H. Arthur Bellows, Jr.                               Date
        President, Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on its behalf by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:     /S/ SOLOMON DUTKA                                    March 27, 1997
        --------------------------                           --------------
        Solomon Dutka                                        Date
        Chairman, Chief Executive Officer and Director


By:     /S/ H. ARTHUR BELLOWS, JR.                           March 27, 1997
        --------------------------                           --------------
        H. Arthur Bellows, Jr.                               Date
        President and Chief Operating Officer and Director


By:     /S/ JOSEPH T. PLUMMER                                March 27, 1997
        --------------------------                           --------------
        Joseph T. Plummer                                    Date
        Vice Chairman and Director


By:     /S/ CARL RAVITCH                                     March 27, 1997
        --------------------------                           --------------
        Carl Ravitch                                         Date
        Executive Vice President and Director


By:     /S/ ALAN J. RITTER                                   March 27, 1997
        --------------------------                           --------------
        Alan J. Ritter                                       Date
        Senior Vice President
        (Principal Financial and Accounting Officer)

By:     /S/ CHARLES E. BRADLEY                               March 27, 1997
        --------------------------                           --------------
        Charles E. Bradley                                   Date
        Director


By:     /S/ BRIAN G. DYSON                                   March 27, 1997
        --------------------------                           --------------
        Brian G. Dyson                                       Date
        Director



By:     /S/ MATTHEW GOLDSTEIN                                March 27, 1997
        --------------------------                           --------------
        Matthew Goldstein                                    Date
        Director



By:     /S/ ROBERT C. MILLER                                 March 27, 1997
        --------------------------                           --------------
        Robert C. Miller                                     Date
        Director



By:     /S/ WILLIAM NEWMAN                                   March 27, 1997
        --------------------------                           --------------
        William Newman                                       Date
        Director



By:     /S/ SOL YOUNG                                        March 27, 1997
        --------------------------                           --------------
        Sol Young                                            Date
        Director



By:     /S/ WILLIAM A. ZEBEDEE                               March 27, 1997
        --------------------------                           --------------
        William A. Zebedee                                   Date
        Director

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Audits & Surveys Worldwide, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Audits & Surveys Worldwide, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Audits & Surveys Worldwide, Inc. and Subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
New York, New York
March 3, 1997

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(DOLLAR AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                         DECEMBER 31,
                                                                      -----------------
ASSETS                                                                  1996      1995

CURRENT ASSETS:
  Cash and cash equivalents                                           $ 3,827   $   936
                                                                      -------   -------
  Accounts receivable:
    Billed (net of allowance for doubtful accounts of $30 and $150)     9,161     8,687
    Unbilled                                                            2,714     2,366
  Refundable income taxes                                                           299
  Prepaid expenses and inventories                                      1,259     1,320
  Deferred income taxes                                                   346       168
  Other current assets                                                    183       139
  Net assets held for sale                                                300       983
                                                                      -------   -------

           Total current assets                                        17,790    14,898

PROPERTY AND EQUIPMENT - Net                                            2,962     3,127

RECEIVABLE FROM SALE OF ASSETS                                            500       500

PREPAID PENSION COSTS                                                   1,090       943

DEFERRED INCOME TAXES                                                   2,906     3,398

OTHER ASSETS                                                            1,725     2,021
                                                                      -------   -------

TOTAL ASSETS                                                          $26,973   $24,887
                                                                      =======   =======


                                                                     (Continued)

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollar Amounts in Thousands)
--------------------------------------------------------------------------------

                                                                           DECEMBER 31,
                                                                      -------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                     1996       1995

CURRENT LIABILITIES:
  Notes payable bank                                                  $   --     $  1,200
  Accounts payable and accrued expenses                                  4,483      4,877
  Accrued payroll and bonuses                                            2,505      1,917
  Dividends payable                                                        655       --
  Customer billings in excess of revenues earned                         5,234      4,282
  Income taxes payable                                                     417       --
  Current portion of long-term debt                                        555        658
  Current portion of capital lease obligations                              88         75
                                                                      --------   --------

           Total current liabilities                                    13,937     13,009

LONG-TERM DEBT - Net of current portion                                  1,943      2,647

CAPITAL LEASE OBLIGATIONS - Net of current portion                         153        222

DEFERRED INCOME TAX LIABILITIES                                            464        405

OTHER LIABILITIES                                                        2,009      1,977
                                                                      --------   --------

           Total liabilities                                            18,506     18,260
                                                                      --------   --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value, 1,000,000 shares authorized and
    unissued                                                              --         --
  Common stock, $.01 par value, 30,000,000 shares authorized;
     13,099,103 shares and 13,094,755 shares issued at
      December 31, 1996 and 1995, respectively                             131        131
  Additional paid-in capital                                             4,369      4,486
  Retained earnings                                                      3,948      2,014
  Cumulative foreign currency translation adjustment                        19         (4)
                                                                      --------   --------

           Total stockholders' equity                                    8,467      6,627
                                                                      --------   --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 26,973   $ 24,887
                                                                      ========   ========

See notes to consolidated financial statements.                      (Concluded)

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Dollar Amounts in Thousands Except for Per Share Data)
--------------------------------------------------------------------------------

                                                                Year Ended December 31,
                                                      --------------------------------------------
                                                             1996            1995            1994
REVENUES                                              $     60,368    $     54,626    $     43,917
                                                      ------------    ------------    ------------


COSTS AND EXPENSES:
  Direct costs                                              28,431          26,732          17,815
  Selling, general and administrative expenses              25,396          24,410          20,696
  Incentive bonuses                                          2,394           1,765           3,947
  Stock bonuses                                               --              --               779
  Provision in connection with retirement agreement           --              --               341
  Interest expense                                             328             435             206
  Gain on sale of investment in affiliate                     --              --            (1,335)
  Other (income) - net                                        (589)           (269)           (400)
                                                      ------------    ------------    ------------

           Total costs and expenses                         55,960          53,073          42,049
                                                      ------------    ------------    ------------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                                           4,408           1,553           1,868

PROVISION FOR INCOME TAXES                                   1,819             707             852
                                                      ------------    ------------    ------------

NET INCOME                                            $      2,589    $        846    $      1,016
                                                      ============    ============    ============

NET INCOME PER SHARE                                  $        .20    $        .07    $        .10
                                                      ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                             13,099,103      12,499,213      10,475,804
                                                      ============    ============    ============

See notes to consolidated financial statements.

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollar Amounts in Thousands)
----------------------------------------------------------------------------------------- ----------------------------------------
(PART 1 OF 2)


                                           COMMON STOCK              COMMON STOCK          ADDITIONAL                   CURRENCY
                                          $.01 PAR VALUE             NO PAR VALUE           PAID-IN       RETAINED    TRANSLATION
                                       SHARES       AMOUNT        SHARES       AMOUNT       CAPITAL       EARNINGS    ADJUSTMENTS
                                     ----------   ----------    ---------    ----------    ----------    ----------    ----------

BALANCE, DECEMBER 31, 1993                 --     $     --         10,000    $       14    $       15    $    2,201    $      (54)


  Net income                               --           --           --            --            --           1,016          --

  Foreign currency adjustment              --           --           --            --            --            --              50

  Stock bonuses                            --           --           --            --             319          --            --

  Distributions to stockholders            --           --           --            --            --          (2,049)         --
                                     ----------   ----------    ---------    ----------    ----------    ----------    ----------


BALANCE, DECEMBER 31, 1994                 --           --         10,000            14           334         1,168            (4)

  Net income                               --           --           --            --            --             846          --

  Recapitalization and merger        13,094,755          131      (10,000)          (14)        4,152          --            --
                                     ----------   ----------    ---------    ----------    ----------    ----------    ----------

BALANCE, DECEMBER 31, 1995           13,094,755          131         --            --           4,486         2,014            (4)

  Net income                               --           --           --            --            --           2,589          --

  Foreign currency adjustment              --           --           --            --            --            --              23

  Revaluation of assets acquired
   in merger                               --           --           --            --            (124)         --            --

  Stock bonuses                           4,348         --           --            --               7          --            --

  Dividends                                --           --           --            --            --            (655)         --
                                     ----------   ----------    ---------    ----------    ----------    ----------    ----------

BALANCE, DECEMBER 31, 1996           13,099,103   $      131         --      $     --      $    4,369    $    3,948    $       19
                                     ==========   ==========    =========    ==========    ==========    ==========    ==========

(PART 2 OF 2))

                                              CUMULATIVE
                                               FOREIGN
                                               TREASURY
                                                 STOCK
                                          SHARES        AMOUNT         TOTAL
                                        ----------    ----------    ----------

BALANCE, DECEMBER 31, 1993                   3,556    $     (528)   $    1,648


  Net income                                  --            --           1,016

  Foreign currency adjustment                 --            --              50

  Stock bonuses                               (998)          148           467

  Distributions to stockholders               --            --          (2,049)
                                        ----------    ----------    ----------


BALANCE, DECEMBER 31, 1994                   2,558          (380)        1,132

  Net income                                  --            --             846

  Recapitalization and merger               (2,558)          380         4,649
                                        ----------    ----------    ----------

BALANCE, DECEMBER 31, 1995                    --            --           6,627

  Net income                                  --            --           2,589

  Foreign currency adjustment                 --            --              23

  Revaluation of assets acquired
   in merger                                  --            --            (124)

  Stock bonuses                               --            --               7

  Dividends                                   --            --            (655)
                                        ----------    ----------    ----------

BALANCE, DECEMBER 31, 1996                    --      $     --      $    8,467
                                        ==========    ==========    ==========


See notes to consolidated financial statements.

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar Amounts in Thousands)
--------------------------------------------------------------------------------------------------------
                                                                             Year Ended December 31,
                                                                          -----------------------------
                                                                           1996       1995       1994
                                                                          -------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $ 2,589    $   846    $ 1,016
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Depreciation and amortization                                             748        581        531
    Provision for bad debts                                                   108         92        152
    Deferred income taxes                                                     373        240         13
    Deferred compensation                                                      34         31         30
    Amortization of deferred charges                                          329        285         24
    Increase in cash surrender value of officers' life insurance              (22)        50        (24)
    Accrued rent                                                               58        160       (244)
    Income from investment accounted for on the equity method                --         --          (72)
    Gain on sale of affiliate                                                --         --       (1,335)
    Stock bonuses to officers                                                --         --          467
    Minority interest                                                        --          (54)        49
    Changes in operating assets and liabilities:
      Accounts receivable                                                    (930)    (1,709)    (3,205)
      Prepaid expenses and inventories                                         61        296        (63)
      Net assets held for sale                                                 33       (102)      --
      Other current assets                                                    (45)       202        (61)
      Prepaid pension costs                                                  (147)       (64)      --
      Other assets                                                            (12)    (1,227)       (18)
      Accounts payable and accrued expenses                                  (394)       638      1,553
      Accrued payroll and bonuses                                             589     (1,516)       362
      Customer billings in excess of revenues earned                          952       (331)     1,881
      Deferred compensation                                                  --         --          (69)
      Income taxes payable                                                    716       (894)       837
      Other liabilities                                                       (60)       530       --
      Other                                                                  --           71        104
                                                                          -------    -------    -------

           Net cash provided by (used in) operating activities              4,980     (1,875)     1,928
                                                                          -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans to officers/stockholders                                             --         --         (111)
  Repayment of officer/stockholders' loans                                   --         --          171
  Purchases of property and equipment                                        (583)      (588)      (253)
  Proceeds from sale of assets                                                650       --         --
  Cash received from Triangle merger                                         --        1,090       --
  Proceeds from sale of affiliate                                            --         --        1,500
  Payment of merger costs                                                    (124)      (210)    (1,113)
                                                                          -------    -------    -------

           Net cash (used in) provided by investing activities                (57)       292        194
                                                                          -------    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long term debt                                              1,931       --         --
  Proceeds from notes payable to officers/stockholders                       --         --        1,500
  Principal payments on notes payable to officers/stockholders               --       (1,500)      (391)
  Principal payments on long-term debt                                     (2,737)      (334)      (407)
  Proceeds from short-term bank debt                                         --        3,700        750
  Repayment of short-term bank debt                                        (1,200)      --       (1,500)
  Principal payments on capital lease obligations                             (56)      (101)       (41)
  Distributions to stockholders                                              --         --       (2,049)
  Issuance of common stock                                                      7       --         --
                                                                          -------    -------    -------

           Net cash (used in) provided by financing activities             (2,055)     1,765     (2,138)
                                                                          -------    -------    -------

                                                                                             (Continued)

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar Amounts in Thousands)
-----------------------------------------------------------------------------------------------------------

                                                                                    Year Ended December 31,
                                                                                   ------------------------
                                                                                    1996     1995     1994
EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH                                            23     --         50
                                                                                   ------   ------   ------

NET INCREASE IN CASH                                                                2,891      182       34

CASH, BEGINNING OF YEAR                                                               936      754      720
                                                                                   ------   ------   ------

CASH, END OF YEAR                                                                  $3,827   $  936   $  754
                                                                                   ======   ======   ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                                       $  430   $  334   $  161
                                                                                   ======   ======   ======

    Income taxes                                                                   $  784   $1,335   $    1
                                                                                   ======   ======   ======

SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

  Employee stock bonuses                                                           $    7            $  319
                                                                                   ======            ======

  Capital lease obligation incurred for purchase of equipment                               $  250
                                                                                            ======

  Financing of capital improvements                                                         $  333
                                                                                            ======

  The Company  issued common stock in order to effect the merger with  Triangle
  Such stock aggregated (net of $1,323 of related merger costs). In $4,488 conjunction with the acquisition, liabilities were assumed as follows:

  Fair value of assets acquired (includes $1,090 of cash acquired)                          $5,267
  Value of common stock issued (net of $1,323 of related merger costs)                       4,488
                                                                                            ------

  Liabilities assumed                                                                       $  779
                                                                                            ======

See notes to consolidated financial statements.                                                        (Concluded)

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

        LONG-LIVED ASSETS - In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This statement is effective for fiscal years beginning after December 15, 1995. There was no impact to the Company from adopting this statement.

        FAIR VALUE OF FINANCIAL INSTRUMENTS - For financial instruments including cash, accounts receivable, accounts payable and accrued expenses, it was assumed that the carrying amount approximated fair value because of their short maturities. The carrying amount of long-term debt, including capitalized lease obligations, approximates fair value because such debt is subject to floating interest rates or, with respect to capitalized leases, contain current market rates.

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

        INCOME TAXES - Deferred income taxes are recognized for the tax consequences of differences between the bases of assets and liabilities for income tax and financial statement reporting, based on enacted tax laws. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

        STOCK OPTIONS AND WARRANTS - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
        (SFAS) No. 123," Accounting for Stock-Based Compensation," which became effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognized compensation cost based on the intrinsic value of the equity instrument awarded. The Company has elected to follow the provisions of APB Opinion No. 25 for stock based compensation to employees.

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

2.      MERGER

        On March 24, 1995, Audits and Surveys, Inc. (A&S) and The Triangle Corporation ("Triangle") consummated a merger pursuant to which A&S was merged with and into Triangle. Triangle was the surviving corporation and the separate existence of A&S ceased. The name of the merged corporation was changed to "Audits & Surveys Worldwide, Inc." Each share of Triangle's common stock outstanding prior to the consummation of the Merger remained outstanding. Each share of A&S' common stock outstanding prior to the Merger was exchanged for 1,407.565 shares of Triangle's common stock. Upon consummation of the Merger, the holders of Triangle's common stock immediately prior to the Merger owned 20% of the Company's common stock and the holders of A&S' common stock immediately prior to the Merger owned 80% of the Company's common stock.

        For accounting and financial reporting purposes, the Merger has been treated as a reverse acquisition. Accordingly, A&S was deemed to have acquired Triangle's net assets in return for a 20% equity interest in the Company. Inasmuch as Triangle's operations were limited, the purchase price was recorded at the fair value of Triangle's net assets acquired plus approximately $1,323,000 of merger related expenses. Any excess purchase price has been charged to paid-in capital. No goodwill has been recorded in connection with this transaction.

        At the date of Merger, Triangle had net operating loss carry forwards of approximately $7,600,000. No deferred tax assets were initially recognized by the Company due to the limitations in the tax laws relating to the change in Triangle's stock ownership and the planned disposition of Triangle's only two operating entities subsequent to the Merger. In the fourth quarter of 1995, management reevaluated its tax planning alternatives with respect to the disposition of one of Triangle's operating entities, thereby permitting the limited utilization of Triangle's operating loss carryforwards. Accordingly, in December 1995, the Company recognized approximately $2,600,000 of deferred tax assets with a corresponding increase in paid-in capital.

        The accompanying consolidated financial statements include the accounts of Triangle subsequent to the Merger. Triangle's operations for the period March 24, 1995 to March 31, 1995 were not significant. For convenience, the acquisition has been recorded as of March 31, 1995 for accounting purposes.

        The following unaudited pro forma condensed consolidated operating information is presented to illustrate the effects of certain adjustments to the historical statements of operations of the Company that would result from the merger and is presented as if the merger occurred on January 1, 1994.


                                                       YEAR ENDED DECEMBER 31,
                                                    ----------------------------
                                                        1995             1994
                                                            (UNAUDITED)
                                                    ($000 EXCEPT PER SHARE DATA)

Revenues                                            $    54,766      $    44,771
                                                    ===========      ===========

Net income                                          $       753      $       321
                                                    ===========      ===========

Net income per share                                $       .06      $       .10
                                                    ===========      ===========

Weighted average shares outstanding                  13,094,755       13,094,755
                                                    ===========      ===========

3.      PROPERTY AND EQUIPMENT

                                                          DECEMBER 31,
                                                      -------------------

                                                       1996         1995
                                                             ($000)

        Furniture and fixtures                        $  437       $  413

        Equipment                                      1,936        1,873

        Leasehold improvements                         3,263        3,183

        Assets held under capital leases (Note 6)        386          386
                                                      ------       ------

        Total                                          6,022        5,855


        Less accumulated depreciation and
          amortization                                 3,060        2,728
                                                      ------       ------


        Property and equipment - net                  $2,962       $3,127
                                                      ======       ======



           Depreciation and amortization expense for the years ended December 31, 1996, 1995 and 1994 were $748,000, $581,000 and $531,000, respectively.


4.         OTHER ASSETS

           Other assets consist of the following:

                                                                  DECEMBER 31,
                                                               -----------------

                                                                1996       1995
                                                                     ($000)

           Cash surrender value of officers' life insurance    $  265     $  243

           Deferred charges                                     1,296      1,649

           Security deposits                                      164        129
                                                               ------     ------

                                                               $1,725     $2,021
                                                               ======     ======

           Deferred charges at December 31, 1996 and 1995 principally include approximately $986,000 and $1,286,000, respectively, representing the unamortized portion of costs related to an agreement with a supplier for retail sales data (see Note 15).

           Deferred charges also include commission payments made in connection with the sublease of portions of the Company's premises. Such amounts have been deferred and are being amortized over the lease terms of the related subleases.

5.         DEBT

                                                                DECEMBER 31,
                                                            --------------------
NOTES PAYABLE BANK                                             1996       1995
                                                                   ($000)

Notes payable  bank  pursuant  to  a  $2,500,000  credit
      facility;  interest is payable at the bank's prime
      rate  (8.25% at December  31,  1996) or LIBOR plus
      250 basis  points.  The line of credit  matures in
      June  1997  and  is   collateralized  by  accounts
      receivable (a).                                       $     -    $   1,200
                                                            =========  =========


LONG-TERM DEBT

Term loan payable to  a bank with  interest at 1/2% over
      the  bank's  prime  rate or LIBOR  plus 300  basis
      points.  The loan is repayable in twenty quarterly
      installments  of $130,500 which began in June 1996
      and is collateralized by accounts receivable (a).     $   2,218  $   2,500

Note payable to a bank with interest at 1% above
      the prime rate (a).                                         -          500

Note payable to subtenant for  leasehold  improvements,
      due  in   quarterly   installments   of   $15,000,
      including  interest at the rate of 11.02%  through
      January 2003.                                               280        303

Other                                                             -            2
                                                            ---------  ---------


Total                                                           2,498      3,305

Less current portion                                              555        658
                                                            ---------  ---------

Long-term portion                                           $   1,943  $   2,647
                                                            =========  =========

(a) On June 5, 1996 the Company refinanced its existing term loan and $5,000,000 credit facility into a $2,610,000 term loan and a $2,500,000 secured line of credit. The term loan and line of credit contain customary affirmative and negative covenants including those requiring the Company to maintain certain financial ratios and restricting the annual payment of dividends to an amount not in excess of 50% of the previous year's net income.. The weighted average interest rate in effect for the year ended December 31, 1996 under the short-term credit facility was 8.26%.

           Debt matures in each of the years subsequent to December 31, 1996, as follows:


YEAR ENDED
DECEMBER 31,                                                           ($000)
------------

1997                                                                   $  555
1998                                                                      559
1999                                                                      563
2000                                                                      568
2001                                                                      182
Thereafter                                                                 71
                                                                       ------

                                                                       $2,498
                                                                       ======

6.         CAPITAL LEASE OBLIGATIONS

           The Company has entered into lease agreements for computer and office equipment that have been accounted for as capital leases due to the provisions of the lease agreements. The equipment has been recorded in the accompanying consolidated financial statements at the present value of the future minimum lease payments.

           At December 31, 1996, future minimum lease payments are as follows:


YEAR ENDED
DECEMBER 31,                                                           ($000)
------------

1997                                                                   $   91
1998                                                                       72
1999                                                                       59
2000                                                                       59
2001                                                                       20
                                                                       ------

Total future minimum lease payments                                       301

Less amounts representing interest                                         60
                                                                       ------

Present value of future minimum lease
   payments (including $88,000 payable
   currently)                                                          $  241
                                                                       ======


           Accumulated depreciation related to assets held under capital leases at December 31, 1996 was $188,000.

7.         INCOME TAXES

           The components of the provision for income taxes are as follows:

                                           Year Ended December 31,
                                          ------------------------
                                           1996     1995     1994

                                                   ($000)

                   Federal                $1,185   $  237   $  672
                   State and local           579      200      166
                   Foreign                     6       30        1
                   Deferred                   49      240       13
                                          ------   ------   ------
                                          $1,819   $  707   $  852
                                          ======   ======   ======

           The following reconciles Federal taxes at the statutory rate to the tax expense recorded in the financial statements:

                                                YEAR ENDED DECEMBER 31,
                                             ----------------------------

                                               1996       1995      1994
                                                         ($000)

       Federal taxes at statutory rate       $ 1,499    $   528   $   635
       State taxes, net of federal benefit       382        132       110
       Other                                     (62)        47       107
                                             -------    -------   -------

                                             $ 1,819    $   707   $   852
                                             =======    =======   =======


           The tax effects of temporary differences which give rise to deferred tax assets and liabilities are as follows:

                                                             DECEMBER 31,
                                                          ------------------

                                                            1996       1995

                                                                ($000)
          Current deferred income tax assets:
            Net operating loss carryforwards              $   236    $  --
            Accrued vacation pay                               97        101
            Other                                              13         67
                                                          -------    -------
                                                          $   346    $   168
                                                          =======    =======
          Noncurrent deferred income tax assets:
            Net operating loss carryforwards              $ 1,905    $ 2,468
            Accrued rent                                      507        539
            Basis of leasehold improvements                   330        252
            Deferred compensation                             164        139
                                                          -------    -------
                                                          $ 2,906    $ 3,398
                                                          =======    =======
          Deferred income tax liability:
            Prepaid pension costs                         $  (464)   $  (405)
                                                          =======    =======

8.         DEFERRED COMPENSATION

           The Company is a party to deferred compensation agreements with certain key employees. Amounts due under such agreements amounted to $358,000 and $324,000 at December 31, 1996 and 1995, respectively, and are included in "Other Liabilities." The costs related to these agreements for the years ended December 31, 1996, 1995 and 1994 were $34,000, $31,000, and $30,000, respectively.

9.         ACCRUED RENT

           The Company has entered into various lease agreements which provide for scheduled rent increases and free rent periods. In accordance with generally accepted accounting principles, rent expense has been recorded on the straight-line basis over the life of the leases. At December 31, 1996 and 1995, accrued rent of $1,181,000 and $1,124,000, respectively, represents that portion of rent expense (net of sublease income) which has not yet been paid. Such amounts are included in "Other Liabilities."

10.        STOCKHOLDERS' EQUITY

           On July 21, 1994, the Company issued 998 shares of common stock to certain key employees, some of whom were already shareholders of the Company. In connection with this transaction, the Company charged $779,000 to operations representing the estimated fair value of the stock of $467,000 plus the estimated tax cost to the recipients of $312,000. Upon the effectiveness of the merger (Note 2), all existing redemption agreements terminated and stockholders' agreements became effective which among other things, preclude the sale of the Company's stock by the parties to the agreements for a period of two years, subject to certain limited exceptions.

           For the year ended December 31, 1996 the Company declared a dividend of $.05 per share ($655,000) which was paid on January 15, 1997 to stockholders of record as of December 31, 1996. No dividends were declared or paid for the year ended December 31, 1995. During the year ended December 31, 1994 the Company declared and paid $2,049,000 of distributions to shareholders which were the final distributions related to periods during which the Company was a Subchapter S Corporation for income tax purposes.

11.        STOCK OPTION PLAN

           The Company's 1994 Stock Option Plan (the "Plan") covers 650,000 shares of common stock which are available for future grants. The Plan, adopted in 1994 and expiring in 2004, is administered by a committee designated by the board of directors. Options granted to eligible employees are generally exercisable over three years.

           Prior to 1996, there were no options granted under the Plan. A summary of the status of the Plan as of December 31, 1996 is presented below:


                                               SHARES          EXERCISE PRICE
                                               ------          --------------

        Outstanding at the beginning of year         0
        Granted                                637,550          $2.00 - $2.75
        Exercised                                    0
        Forfeited                               46,500          $2.00 - $2.75
                                             ---------
        Outstanding at end of year             591,050          $2.00 - $2.75
                                             =========
        Options exercisable at year end              0
                                             =========

           The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for the options granted to employees. Had compensation cost for the employee options been determined using the Black-Scholes option-pricing model described in SFAS No. 123, the Company would have recorded aggregate compensation of approximately $695,000 which would be expensed over the options' vesting periods. The assumptions used in the option pricing model include risk-free interest rates of 5.8% to 6.5%, expected lives of 3 to 5 years and expected volatility of 50.8% to 57.3%. The pro forma impact for the year ended December 31, 1996 of following the provisions of SFAS No. 123 for employee options on the Company's net income and earnings per share would be as follows:


                 Net income               -     As Reported       $2,589,000
                                                                  ==========

                                          -     Pro Forma         $2,434,000
                                                                  ==========

                 Net Income per share     -     As Reported             $.20
                                                                        ====

                                          -     Pro Forma               $.19
                                                                        ====


12.        RELATED PARTY TRANSACTIONS

           On November 28, 1994, effective December 6, 1994, the Company sold its 20% investment in IPSA, an Argentinean affiliate, for an aggregate of $1,500,000, thereby realizing a net gain of $1,335,000.

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

13.        ECONOMIC DEPENDENCY AND CONCENTRATION OF CREDIT RISK

           Approximately 28%, 23% and 21% of the Company's revenues for the years ended December 31, 1996, 1995 and 1994, respectively, were derived from one client. No other client accounted for more than 10% of the Company's revenues.

14.        EMPLOYEE BENEFIT PLANS

           DEFINED CONTRIBUTION PLAN - The Company sponsors a defined contribution plan covering substantially all of its employees. Contributions to the plan amounted to $151,000, $173,000 and $192,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The Company's contributions are determined annually by management.

           DEFINED BENEFIT PLAN - The Company maintains a retirement plan covering the former employees of Triangle (the "Triangle Salaried Pension Guarantee Plan"). Pension costs are based on the provisions of Statement of Financial Accounting Standards No. 87. The net periodic pension credits for the year ended December 31, 1996 and the period from March 31, 1995 (the date of the merger) to December 31, 1995 included the following components:


                                                 YEAR ENDED    MARCH 31, 1995 TO
                                              DECEMBER 31,1996  DECEMBER 31,1995
                                              ----------------  ----------------
                                                            $000)

Service-cost benefits                             $  14               $  24
Interest cost on projected benefit obligation       353                 273
Return on plan assets                              (514)               (361)
                                                  -----               -----

Net periodic pension credit                       $(147)              $ (64)
                                                  =====               =====


      The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.0% for 1996 and 7.5% for 1995. The rate of increase in future compensation levels was 4% and the weighted average long-term rate of return on assets was 8.5% for 1996 and 1995.

      The following table indicates the funded status of the plan and the amount recognized as prepaid pension costs in the consolidated balance sheet at December 31, 1996 and 1995:


                                                                DECEMBER 31,
                                                             -------------------
                                                              1996       1995
                                                             -------    -------
                                                                   ($000)

Actuarial present value of benefit obligations:
  Accumulated benefits obligation, including vested
    benefits of $5,073,000 and $5,202,000, respectively      $(5,073)   $(5,216)
                                                             =======    =======

Projected benefit obligation                                 $(5,073)   $(5,268)
Plan assets at fair value, primarily listed stocks             6,657      6,269
 and corporate obligations                                   -------    -------



Plan assets in excess of projected benefit obligation          1,584      1,001
Unrecognized net gain                                           (494)       (58)
                                                             -------    -------

Prepaid pension costs                                        $ 1,090    $   943
                                                             =======    =======

           Effective January 1, 1997, the Triangle Salaried Pension Guarantee Plan was amended to, among other things, (i) change the name of the plan to the Audits & Surveys Worldwide, Inc. Account Balance Retirement Plan, (ii) include all employees of the Company completing one year of service and (iii) establish participant accounts which shall be credited each year with an amount equal to one and one half percent of the participant's plan compensation ( as defined) and interest on the account balance at the rate applicable to 30 year U.S. Treasury securities.

15.        COMMITMENTS AND CONTINGENCIES

           INCENTIVE AGREEMENTS - The Company is obligated under various incentive compensation agreements with certain key employees. Such agreements provide for incentive bonuses based on the financial performance of their respective divisions. Total incentive bonuses amounted to approximately $2,394,000, $1,765,000 and $3,947,000 in the years ended December 31, 1996, 1995 and 1994, respectively.

           OPERATING LEASES - The Company is obligated under lease agreements for office space which expire at various dates through February 28, 2003. Under the terms of the leases the Company is obligated to pay its portion of operating costs and real estate tax increases. Rent expense for the years ended December 31, 1996, 1995 and 1994 was approximately $1,624,000, $1,676,000, and $1,601,000, respectively.
           Sublease rental income for the years ended December 31, 1996, 1995 and 1994 was approximately $748,000, $667,000 and $937,000, respectively.


           Future minimum lease commitments and sublease income at December 31, 1996 are as follows:



                    YEAR ENDED                   LEASE             SUBLEASE
                    DECEMBER 31,               COMMITMENT           INCOME
                                               ----------           ------
                                                       ($  000)

                    1997                       $ 1,610             $   575
                    1998                         1,769                 525
                    1999                         1,719                 525
                    2000                         1,669                 525
                    2001                         1,653                 525
                    Thereafter                   1,929                 613
                                               -------             -------
                                               $10,349             $ 3,288
                                               =======             =======

           The Company is obligated under employment compensation agreements with five key executives which require annual aggregate minimum base compensation payments of $1,345,000. These agreements expire at various dates through March 24, 2002. All of theses agreements provide for discretionary and or performance based bonuses in addition to the base compensation.

           On February 6, 1995, the Company entered into a five-year agreement with a supplier whereby the Company will pay $1,500,000 for retail sales data and other rights as specified in the agreement. In the event of termination, the amounts owed to the supplier would be prorated based on the proportion of sales data received during the period prior to termination. As of December 31, 1996, the Company has paid the supplier $1,100,000. The balance of $400,000 is payable over a four-year period.

           Triangle's inactive subsidiary, Diamond Tool and Horseshoe Co., now known as Tri-North, Inc., is one of a large number of third-party defendants in an action brought by the U.S. Environmental Protection Agency. In prior years, Triangle expensed $100,000, excluding legal costs, relating to this action. Any further liability with respect to this action would constitute an Assumed Liability (as defined) under the terms of an agreement with Cooper Industries, Inc. ("Cooper") dated August 4, 1993 pursuant to which Triangle sold substantially all of the assets constituting its mechanics hand tool, horseshoe and farrier tool business. Cooper is obligated to indemnify the Company against any such liability (including the cost of obtaining a settlement or consent order releasing the Company from further liability). However, the final conditional payment due from Cooper of $500,000 (plus interest thereon) is due when and if the Company obtains a satisfactory settlement or consent order releasing it from further liability with respect to this action. The Company believes that the cleanup of the site has been completed and that it will collect substantially all of the $500,000 final conditional payment from Cooper.

16.        QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

           Unaudited summary results of operations for 1996 and 1995 (in thousands, except for per share data) were as follows:

                1996             MARCH 31       JUNE 30     SEPTEMBER 30    DECEMBER 31
                                 --------       -------     ------------    -----------
Revenues                      $    14,403   $    15,897      $    14,697    $    15,371
Income before taxes                 1,116         1,241            1,113            938
Net income                            609           683              612            685
Net income per share                 0.05          0.05             0.05           0.05

                1995

Revenues                           13,313        14,519      $    12,783    $    14,011
Income (loss) before taxes            929           619             (925)           930
Net income (loss)                     567           291             (490)           478

Net income (loss) per share          0.05          0.02            (0.04)          0.04


                                     ******

ITEM 14.   FINANCIAL STATEMENT SCHEDULE


AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (000's)
--------------------------------------------------------------------------------


                                                Additions    Deductions
                                                -----------------------
                                    Balance at  Charged
                                    Beginning   to Profit         Balance at
    Description                     of Period   and Loss     (A)  End of Period

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

  Year ended December 31, 1994          $  0      $129      $  0      $129

  Year ended December 31, 1995          $129      $ 92      $ 71      $150

  Year ended December 31, 1996          $150      $108      $228      $ 30


 (A) Represents write-offs of uncollectible accounts receivable