Form 10-Q
period 1997-03-31
AUDITS & SURVEYS WORLDWIDE INC
filed 1997-05-15
CIK 99703

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                         Commission File Number: 1-7675

                        AUDITS & SURVEYS WORLDWIDE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                          13-1809586
            --------                                          ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

650 Avenue of the Americas, New York, New York                           10011
----------------------------------------------                        ---------
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

                    Yes X     No ______

     The number of shares outstanding of each of the issuer's classes of common stock, as of May 9, 1997 was:

         Class                                               Number of Shares
         -----                                               ----------------
Common Stock, $0.01 par value                                   13,104,771

                        AUDITS & SURVEYS WORLDWIDE, INC.


                                      INDEX



                                                                           Page
                                                                           ----

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets-
               March 31, 1997 and December 31, 1996                         3-4

           Condensed Consolidated Statements of Income-
               Three Months ended March 31, 1997 and 1996                     5

           Condensed Consolidated Statements of Cash Flows-
               Three Months ended March 31, 1997 and 1996                     6

           Condensed Consolidated Statement of Stockholders' Equity-
               March 31, 1997                                                 7

           Notes to Condensed Consolidated Financial Statements               8

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       9-10


Part II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                  11

           Signatures                                                        12

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------
(Dollar amounts in thousands)


                                             Mar. 31, 1997       Dec. 31,1996
                                             -------------       ------------
                                              (Unaudited)
ASSETS

CURRENT ASSETS:
         Cash                                   $     940         $     3,827
         Accounts receivable:
              Billed                                8,353               9,161
              Unbilled                              4,739               2,714
         Prepaid expenses and inventories           1,582               1,259
         Deferred income taxes                        346                 346
         Other current assets                          61                 183
         Net assets held for sale                     300                 300
                                                      ---                 ---

              Total current assets                 16,321              17,790
                                                   ------              ------

PROPERTY AND EQUIPMENT, NET                         3,320               2,962

RECEIVABLE FROM SALE OF ASSETS                        500                 500
PREPAID PENSION COSTS                               1,090               1,090
DEFERRED INCOME TAXES                               2.906               2,906
OTHER ASSETS                                        1,645               1,725
                                                    -----               -----

TOTAL ASSETS                                      $25,782             $26,973
                                                  =======             =======



          See  notes to condensed consolidated financial statements.

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------
(Dollar amounts in thousands)



                                                                    Mar. 31, 1997        Dec. 31,1996
                                                                    -------------        ------------
                                                                    (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Short-term bank debt                                            $1,500            $       -
         Accounts payable and accrued expenses                            4,421                4,483
         Accrued payroll and bonuses                                        794                2,505
         Dividends payable                                                    -                  655
         Customer billings in excess of revenues earned                   4,281                5,234
         Income taxes payable                                               269                  417
         Current portion of long-term debt                                  617                  555
         Current portion of capital lease obligations                        88                   88
                                                                       --------              -------

              Total current liabilities                                  11,970               13,937
                                                                       --------              -------

LONG-TERM DEBT-Net of current portion                                     2,165                1,943
CAPITAL LEASE OBLIGATIONS - Net of current portion                          140                  153
DEFERRED INCOME TAX LIABILITIES                                             464                  464
OTHER LIABILITIES                                                         1,948                2,009
                                                                       --------              -------

              Total liabilities                                          16,687               18,506
                                                                       --------             --------


STOCKHOLDERS' EQUITY:
         Preferred stock, $1.00 par value, 1,000,000 shares
            authorized and unissued                                           -                    -
         Common stock, $.01 par value, 30,000,000 shares
            authorized; 13,099,103 shares issued at March 31, 1997
            and  December 31, 1996                                          131                  131
         Additional paid-in capital                                       4,374                4,369
         Retained earnings                                                4,563                3,948
         Cumulative foreign currency translation adjustment                  27                   19
                                                                      ---------             --------

         Total stockholders' equity                                       9,095                8,467
                                                                      ---------             --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 25,782             $ 26,973
                                                                       ========             ========

          See  notes to condensed consolidated financial statements.


AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------------------------------
(Dollar amounts in thousands except for per share data)


                                                        Three Months Ended March 31,
                                                        ----------------------------

                                                                 1997           1996

REVENUES                                                    $  16,922      $  14,403
                                                            ---------      ---------

COSTS AND EXPENSES:
         Direct costs                                           8,580          6,677
         Selling, general and administrative expenses           6,888          6,175
         Incentive bonuses                                        400            490
         Interest expense                                          64             81
         Other (income) - net                                    (53)          (136)
                                                            ---------      ---------

TOTAL COSTS AND EXPENSES                                       15,879         13,287
                                                            ---------      ---------

INCOME BEFORE PROVISION FOR INCOME TAXES                        1,043          1,116

PROVISION FOR INCOME TAXES                                        428            507
                                                            ---------      ---------

NET INCOME                                                  $     615     $      609
                                                           ==========     ==========

NET INCOME PER SHARE                                            $ .05     $      .05
                                                           ==========     ==========

WEIGHTED AVERAGE NUMBER OF
         COMMON SHARES OUTSTANDING                         13,099,103     13,099,103
                                                           ==========     ==========




          See  notes to condensed consolidated financial statements.


AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------
(Dollar amounts in thousands)


                                                                                             Three Months Ended March 31,
                                                                                             ----------------------------
                                                                                               1997               1996
                                                                                               ----               ----
CASH FLOW FROM OPERATING ACTIVITIES:
         Net income                                                                            $615               $609
         Adjustments to reconcile net income to net cash
                    (used in) operating activities:
              Depreciation and amortization                                                     244                163
              Deferred income taxes                                                               -                 68
              Amortization of deferred charges                                                   93                  6
              Accrued rent                                                                       33                (3)
              Changes in operating assets and liabilities:
                 Accounts receivable                                                        (1,217)                103
                 Prepaid expenses and inventories                                             (323)              (167)
                 Other current assets                                                           122               (75)
                 Other assets                                                                  (22)                  -
                 Income taxes payable                                                         (148)                405
                 Accounts payable and accrued expenses                                         (62)              (541)
                 Accrued payroll and bonuses                                                (1,711)              (927)
                 Customer billings in excess of revenues earned                               (953)              (274)
                 Other                                                                         (84)               (21)
                                                                                           --------           --------
                         Net cash (used in) operating activities                            (3,413)              (654)
                                                                                           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property and equipment                                                  (173)               (62)
         Payment of merger costs                                                                  -              (124)
         Proceeds from sale of assets                                                             -                650
                                                                                           --------           --------
                         Net cash (used in) provided by investing activities                  (173)                464
                                                                                           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from bank borrowings                                                        1,500              1,800
         Dividends to stockholders                                                            (655)                  -
         Principal payments of debt                                                           (146)            (2,072)
         Principal payments of capital lease obligations                                       (13)               (13)
         Issuance of common stock and directors' options                                          5                  7
                                                                                           --------           --------
                         Net cash provided by (used in) financing activities                    691              (278)
                                                                                           --------           --------

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH                                                       8                 36
                                                                                           --------           --------

NET (DECREASE) IN CASH                                                                      (2,887)              (432)

CASH, BEGINNING OF PERIOD                                                                     3,827                936
                                                                                           --------           --------

CASH, END OF PERIOD                                                                        $    940           $    504
                                                                                           ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid during the period for:   Interest                                       $     26           $     58
                                                                                           ========           ========

                                            Income taxes                                   $    563           $     32
                                                                                           ========           ========

SUPPLEMENTAL DISCLOSURE OF NON CASH
INVESTING AND FINANCING ACTIVITIES:
         Financing of capital improvements                                                 $    430           $      -
                                                                                           ========           ========

          See  notes to condensed consolidated financial statements.

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
-------------------------------------------------------------------------------
(Dollar amounts in thousands)



                                                                                               CUMULATIVE
                                                                                                FOREIGN
                                                                    ADDITIONAL                  CURRENCY
                                       COMMON           STOCK        PAID-IN     RETAINED      TRANSLATION
                                       SHARES           AMOUNT       CAPITAL     EARNINGS       ADJUSTMENT       TOTAL
                                       -----            ------       -------     --------       ----------       -----

BALANCE
DECEMBER 31, 1996                      13,099,103       $131         $4,369       $3,948           $19          $8,467

    Net income                                                                      615                            615

    Directors' Options                                                  5                                            5

    Foreign Currency
    Translation Adjustment                                                                          8                8

                                       _______________________________________________________________________________
BALANCE
MARCH 31, 1997                         13,099,103       $131         $4,374       $4,563           $27          $9,095
                                       ==========       ====         ======       ======           ===          ======



          See  notes to condensed consolidated financial statements.


                AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   BASIS OF PRESENTATION


     The accompanying condensed consolidated financial statements include the accounts of Audits & Surveys Worldwide, Inc. (the "Company"), and its majority owned subsidiary, Audits & Surveys Europe, Ltd. ("A&SE"). All significant intercompany transactions and balances have been eliminated.

     The 1997 and 1996 condensed consolidated financial statements have been prepared by the Company and are unaudited. In the opinion of the Company's management all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements presented herein should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Results of Operations for the Quarter ended March 31, 1997 with the Quarter ended March 31, 1996
--------------------------------------------------------------------------------

Revenues for the first quarter of 1997 increased $2.5 million (17.5%) to $16.9 million compared with $14.4 million in the first quarter of 1996. The net increase in revenues was principally attributable to higher revenues from international consumer tracking studies.

Direct costs increased $1.9 million (28.7%) in the first quarter of 1997 compared with 1996, primarily as a result of the increase in revenues. As a percentage of revenues, direct costs were 50.7% in 1997 compared with 46.3% in 1996. The increase in direct costs as a percentage of revenues resulted from changes in the overall mix of research studies in the first quarter of 1997 compared with the same period of 1996.

Selling, general and administrative (SG&A) expenses increased $.7 million (11.5%) in the first quarter of 1997. Approximately 60% of the SG&A increase was in payroll and related costs and resulted from the addition of personnel as well as normal salary adjustments. The remainder of the increase in SG&A expenses was spread over various expenses such as rent, utilities, depreciation and professional and consulting fees.

Income taxes for the first quarter of 1997 have been provided at approximately 41% of reported pretax income compared with 45% provided in the first quarter of 1996. The tax provision is based on the effective tax rate estimated for the full year.

Financial Condition and Liquidity
---------------------------------

At March 31, 1997, the Company had working capital of $4.4 million and a current ratio of 1.36 to 1 compared with working capital of $3.9 million and a current ratio of 1.28 to 1 at December 31, 1996.

Cash flow from operations and borrowings under its credit facilities with its bank are the Company's principal sources of funds. The Company's cash flow and borrowings have historically been sufficient to provide funds for working capital, capital expenditures and payment of indebtedness. The Company maintains a $2,500,000 secured line of credit with its bank which expires on June 5, 1997. The Company believes it will be successful in renewing such line of credit.

Net cash used in operating activities was $3,413,000, consisting primarily of net income of $615,000 plus non-cash expenses of $370,000, offset primarily by increases in accounts receivable of $1,217,000, decreases in customer billings in excess of revenue earned of $953,000, decreases in accrued payroll and bonuses of $1,711,000 and increases in prepaid expenses of $323,000.

Net cash used in investing activities was $173,000 resulting from the purchase of equipment.

Net cash provided by financing activities was $691,000 consisting primarily of proceeds from short term bank borrowings of $1,500,000 offset by payments of dividends to stockholders of $655,000 and repayments of bank borrowings and other debt of $146,000.

The Company believes that its credit arrangements with its bank combined with funds generated by its operations will be adequate to fund its planned capital expenditures, meet its debt obligations and finance its operations for at least the next twelve months.

                           PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K.*

a.      Exhibits:


        27.01 Financial Data Schedule


b.      Reports on Form 8-K:

        The Company has not filed any reports on Form 8-K during the quarterly period ended March 31, 1997.




















------------------------
* There is no instrument defining the right of holders of long-term debt of the Company or of any of its subsidiaries other than where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. In accordance with paragraph (b)(4)(iii) of Item 601 of Regulation S-K, the Company agrees to furnish to the Securities and Exchange Commission, upon request, copies of any such instrument.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              AUDITS & SURVEYS WORLDWIDE, INC.




 May 12, 1997                                  By: /s/ H. Arthur Bellows, Jr.
 ------------                                      -------------------------
 Date                                              H. Arthur Bellows, Jr.
                                                   President


                                               By:/s/ Alan J. Ritter
                                                  ------------------
                                                  Alan J. Ritter
                                                  Senior Vice President
                                                  Chief Financial Officer