Form 10-Q
period 1997-06-30
AUDITS & SURVEYS WORLDWIDE INC
filed 1997-08-13
CIK 99703

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number: 1-7675

                        AUDITS & SURVEYS WORLDWIDE, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                       13-1809586
          --------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

650 AVENUE OF THE AMERICAS, NEW YORK, NEW YORK                          10011
----------------------------------------------                          -----
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

                                 Yes  [X]     No  [_]

           The number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 1997 was:

          Class                                                 Number of Shares
          -----                                                 ----------------
Common Stock, $0.01 par value                                      13,105,102

                        AUDITS & SURVEYS WORLDWIDE, INC.


                                      INDEX


                                                                            PAGE

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements.

             Condensed Consolidated Balance Sheets-
               June 30, 1997 and December 31, 1996                           3-4

             Condensed Consolidated Statements of Income-
               Three Months and Six Months ended June 30, 1997 and 1996       5

             Condensed Consolidated Statements of Cash Flows-
               Six Months ended June 30, 1997 and 1996                        6

             Condensed Consolidated Statement of Stockholders' Equity-
               June 30, 1997                                                  7

             Notes to Condensed Consolidated Financial Statements             8

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.                                     9-10


PART II.     OTHER INFORMATION

Item 4        Submission of Matters to a Vote of Security-Holders.           11

Item 6.      Exhibits and Reports on Form 8-K.                               12

             Signatures                                                      13

PART I.  FINANCIAL INFORMATION
Item 1.     Financial Statements

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
================================================================================
(Dollar amounts in thousands)


                                                  JUNE 30, 1997     DEC. 31,1996
                                                  -------------     ------------
                                                  (Unaudited)
ASSETS

CURRENT ASSETS:
           Cash                                      $   516            3,827
           Accounts receivable:
                 Billed                                7,833            9,161
                 Unbilled                              6,056            2,714
           Refundable income taxes                       118             --
           Prepaid expenses and inventories            1,722            1,259
           Other current assets                          438              529
           Net assets held for sale                      300              300
           Receivable from sale of asset                 500             --
                                                     -------          -------

Total current assets                                  17,483           17,790
                                                     -------          -------

PROPERTY AND EQUIPMENT, NET                            3,391            2,962

RECEIVABLE FROM SALE OF ASSET                           --                500
PREPAID PENSION COSTS                                  1,090            1,090
DEFERRED INCOME TAX ASSET                              2,788            2,906
OTHER ASSETS                                           1,539            1,725
                                                     -------          -------

TOTAL ASSETS                                         $26,291          $26,973
                                                     =======          =======



            See notes to condensed consolidated financial statements.

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
================================================================================
(Dollar amounts in thousands)

                                                        JUNE 30, 1997     DEC. 31,1996
                                                        -------------     ------------
                                                         (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term bank debt                                    $ 2,100         $  --
    Accounts payable and accrued expenses                     5,241           4,483
    Accrued payroll and bonuses                                 717           2,505
    Dividends payable                                          --               655
    Customer billings in excess of revenues earned            3,404           5,234
    Income taxes payable                                       --               417
    Current portion of long-term debt                           612             555
    Current portion of capital lease obligations                 84              88
                                                            -------         -------

                 Total current liabilities                   12,158          13,937
                                                            -------         -------

LONG-TERM DEBT-Net of current portion                         2,012           1,943
CAPITAL LEASE OBLIGATIONS-Net of current portion                130             153
DEFERRED INCOME TAX LIABILITY                                   464             464
OTHER LIABILITIES                                             2,018           2,009
                                                            -------         -------

                 Total liabilities                           16,782          18,506
                                                            -------         -------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value, 1,000,000 shares
       authorized and unissued                                 --              --
    Common stock, $.01 par value, 30,000,000 shares
       authorized; 13,105,102 shares issued at June 30,
       1997 and 13,099,103 shares issued at
       December 31, 1996                                        131             131
    Additional paid-in capital                                4,391           4,369
    Retained earnings                                         4,976           3,948
    Cumulative foreign currency translation adjustment           11              19
                                                            -------         -------

    Total stockholders' equity                                9,509           8,467
                                                            -------         -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $26,291         $26,973
                                                            =======         =======

            See notes to condensed consolidated financial statements.

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands except for per share data)
================================================================================

                                       THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                       ---------------------------    ---------------------------
                                            1997           1996            1997           1996
                                            ----           ----            ----           ----
REVENUES                               $     16,011   $     15,897    $     32,933   $     30,300
                                       ------------   ------------    ------------   ------------

COSTS AND EXPENSES:
        Direct costs                          7,442          7,771          16,022         14,448
        Selling, general and
           administrative expense             7,149          6,156          14,037         12,331
        Incentive bonuses                       552            723             952          1,213
        Interest expense                         72             96             136            177
        Other expense (income) - net             96            (90)             43           (226)
                                       ------------   ------------    ------------   ------------

TOTAL COSTS AND EXPENSES                     15,311         14,656          31,190         27,943
                                       ------------   ------------    ------------   ------------

INCOME BEFORE PROVISION
    FOR INCOME TAXES                            700          1,241           1,743          2,357

PROVISION FOR
    INCOME TAXES                                287            558             715          1,065
                                       ------------   ------------    ------------   ------------

NET INCOME                             $        413   $        683    $      1,028   $      1,292
                                       ============   ============    ============   ============

NET INCOME PER SHARE                   $        .03   $        .05    $        .08   $        .10
                                       ============   ============    ============   ============

WEIGHTED AVERAGE NUMBER
        OF  COMMON SHARES
        OUTSTANDING                      13,103,549     13,099,103      13,101,338     13,099,103
                                       ============   ============    ============   ============



            See notes to condensed consolidated financial statements

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)
================================================================================

                                                                   SIX MONTHS ENDED JUNE 30
                                                                   ------------------------
                                                                        1997       1996
                                                                      -------    -------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                          $ 1,028    $ 1,292
  Adjustments to reconcile net income to net cash
        (used in) provided by operating activities:
        Depreciation and amortization                                     497        323
        Deferred income taxes                                             118         68
        Amortization of deferred charges                                  184         13
        Accrued rent                                                       96         (6)
        Changes in operating assets and liabilities:
          Accounts receivable                                          (2,014)      (959)
          Prepaid expenses and inventories                               (463)      (333)
          Other current assets                                             91         21
          Other assets                                                   --          166
          Income taxes payable                                           (534)       690
          Accounts payable and accrued expenses                           758       (639)
          Accrued payroll and bonuses                                  (1,788)        88
          Customer billings in excess of revenues earned               (1,830)      (316)
          Other                                                           (86)      (138)
                                                                      -------    -------
               Net cash (used in) provided by operating activities     (3,944)       270
                                                                      -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                    (495)      (233)
  Payment of merger costs                                                --         (124)
  Proceeds from sale of assets                                           --          650
                                                                      -------    -------
               Net cash (used in) provided by investing activities       (495)       293
                                                                      -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank borrowings                                         2,100      1,800
  Dividends to stockholders                                              (655)      --
  Principal payments of debt                                             (304)    (2,680)
  Principal payments of capital lease obligations                         (27)       (28)
  Issuance of common stock and director's options                          22          7
                                                                      -------    -------
               Net cash provided by (used in)  financing activities     1,136       (901)
                                                                      -------    -------
EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH                                (8)        35
                                                                      -------    -------
NET (DECREASE) IN CASH                                                 (3,311)      (303)

CASH, BEGINNING OF PERIOD                                               3,827        936
                                                                      -------    -------

CASH, END OF  PERIOD                                                  $   516    $   633
                                                                      =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:    Interest                       $   102    $   280
                                                                      =======    =======
                                       Income taxes                   $ 1,099    $   304
                                                                      =======    =======
SUPPLEMENTAL DISCLOSURE OF NON CASH
INVESTING AND FINANCING ACTIVITIES:
   Financing of capital improvements                                  $   430
                                                                      =======

See notes to condensed consolidated financial statements.

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(Dollar amounts in thousands)
================================================================================

                                                                                     CUMULATIVE
                                                                                      FOREIGN
                                                                                      CURRENCY
                                                                                     ADDITIONAL
                                   COMMON       STOCK        PAID-IN     RETAINED   TRANSLATION
                                   SHARES       AMOUNT       CAPITAL     EARNINGS    ADJUSTMENT      TOTAL
                                 ----------   ----------   ----------   ----------   ----------    ----------
BALANCE
DECEMBER 31, 1996                13,099,103   $      131   $    4,369   $    3,948   $       19    $    8,467

        Net income                     --           --           --          1,028        1,028

        Shares issued upon
        exercise of employee
        stock options                 5,999         --             12         --           --              12

        Directors' options             --           --             10         --           --              10

        Foreign Currency
        Translation Adjustment         --           --           --           --             (8)           (8)
                                 ----------   ----------   ----------   ----------   ----------    ----------
BALANCE
JUNE 30, 1997                    13,105,102   $      131   $    4,391   $    4,976   $       11    $    9,509
                                 ==========   ==========   ==========   ==========   ==========    ==========

            See notes to condensed consolidated financial statements.

                AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Audit & Surveys Worldwide, Inc. (the "Company") and its majority owned subsidiary, Audits & Surveys Europe, Ltd. All significant intercompany transactions and balances have been eliminated.

The 1997 and 1996 condensed consolidated financial statements have been prepared by the Company and are unaudited. In the opinion of the Company's management all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements presented herein should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



RESULTS OF OPERATIONS


Revenues for the second quarter of 1997 were $16.0 million compared with $15.9 million in the second quarter of 1996. Revenues for the first six months of 1997 increased $2.6 million (8.7%) to $32.9 million compared with $30.3 million in the first six months of 1996. The increase in revenues for the six month period of 1997 was principally attributable to higher revenues from international consumer tracking studies and several custom and syndicated audit research services.

Direct costs, as a percentage of revenues, were 46.5% in the second quarter and 48.7% in the first six months of 1997 compared with 48.9% and 47.7%, respectively, in the same periods of 1996. The period to period changes in direct costs, as a percentage of revenue, are generally reflective of changes in the mix of research revenues. In addition, direct costs in 1997 include higher costs incurred in the development of expanded syndicated research services. Such syndicated services include a program which tracks personal computer sales in eight Western European countries and a program to provide primary audience database research to monitor household demographics, product usage and lifestyles of subscribers and newsstand buyers of U.S. magazines.

Selling, general and administrative (SG&A) expenses increased $1 million (16.1%) in the second quarter and $1.7 million (13.8%) in the first six months of 1997. Approximately 75% of the SG&A increases were in payroll and related costs and resulted from the addition of personnel as well as normal salary adjustments. The costs associated with additional personnel include the staffing of the Asia Pacific office in Manila, which opened in early 1997, expansion of the research staffs in the US as well as at Audits & Surveys Europe in London and additions to technical support staff particularly in information services. The remainder of the increases in SG&A expenses was spread over various expenses such as rent, utilities, depreciation and computer costs.

The provision for incentive bonuses was $.2 million lower in the second quarter and $.3 million lower in the first six months of 1997 compared with the same periods of 1996. The lower provisions resulted from the decrease in year-to-date operating income on which the incentive bonuses are calculated.

Other expense increased in the second quarter and first six months of 1997 principally as a result of the termination of a sublease between the Company and a subtenant for a portion of the space at the Company's New York headquarters. A significant portion of the space previously occupied by the subtenant will be occupied by the Company to accommodate additional personnel.

Income taxes for the second quarter and first six months of 1997 have been provided at approximately 41% of reported pretax income compared with 45% provided in the second quarter and first six months of 1996. The interim tax provisions are based on estimates of the effective tax rate anticipated for the full year.

FINANCIAL CONDITION AND LIQUIDITY

At June 30, 1997, the Company had working capital of $5.3 million and a current ratio of 1.44 to 1 compared with working capital of $3.9 million and a current ratio of 1.28 to 1 at December 31, 1996.

Cash flow from operations and borrowings under its credit facilities with its bank are the Company's principal sources of funds. The Company's cash flow and borrowings have historically been sufficient to provide funds for working capital, capital expenditures and payment of indebtedness. In June, 1997, the Company's secured line of credit with its bank was extended to June 30, 1998 and was increased from $2,500,000 to $4,000,000.

Net cash used in operating activities was $3,944,000 consisting primarily of net income of $1,028,000 plus non-cash expenses of $895,000 offset primarily by increases in accounts receivable of $2,014,000, decreases in customer billings in excess of revenue earned of $1,830,000 and decreases in accrued payroll and bonuses of $1,788,000.

Net cash used in investing activities was $495,000 resulting from the purchases of equipment.

Net cash provided by financing activities was $1,136,000 consisting primarily of net proceeds from short term bank borrowings of $2,100,000 offset by payments of dividends to stockholders of $655,000 and repayments of bank borrowings and other debt of $331,000.

The Company believes that its credit arrangements with its bank combined with funds generated by its operations will be adequate to fund its planned capital expenditures, meet its debt obligations and finance its operations for at least the next twelve months.

                           PART II - OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

On June 13, 1997 the Company held its 1997 Annual Meeting of Stockholders (the "1997 Meeting"). At the 1997 Meeting, the Company's stockholders elected 11 directors to serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified. The vote for such directors was as follows:

                                                   For                  Withheld
                                                   ---                  --------

        Solomon Dutka                           10,808,384               74,603
        H. Arthur Bellows, Jr.                  10,871,675               11,312
        Carl Ravitch                            10,871,707               11,280
        Joseph Plummer                          10,871,586               11,401
        Charles E. Bradley                      10,871,682               11,305
        Brian G. Dyson                          10,870,207               12,780
        Matthew Goldstein                       10,871,707               11,280
        Robert C. Miller                        10,871,707               11,280
        William Newman                          10,871,707               11,280
        Sol Young                               10,871,561               11,426
        William A. Zebedee                      10,871,586               11,401


In addition, at the 1997 Meeting the Company's stockholders voted with respect to the approval of the 1997 Stock Option Plan and the ratification of the appointment of Deloitte & Touche LLP as the Company's independent public accountants to audit the Company's consolidated financial statements for 1997. In connection with the approval of the 1997 Stock Option Plan, 9,668,264 shares were cast for the proposal, 516,978 shares were cast against the proposal and holders of 4,070 shares abstained from voting. In connection with the ratification of Deloitte & Touche LLP, 10,876,359 shares were cast for the proposl, 4,679 shares were cast against the proposal and the holders of 1,949 votes abstained from voting.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.*

           a.         Exhibits:

                      10.14 Amendment dated March 25, 1997 to Employment Agreement between the Company and Solomon Dutka dated March 24, 1995.

                      10.15 Amendment dated March 25, 1997 to Employment Agreement between the Company and H. Arthur Bellows, Jr. dated March 24, 1995.

                      10.16 Amendment dated March 25, 1997 to Employment Agreement between the Company and Carl Ravitch dated March 24, 1995.

                      10.17 Amendment dated June 30,1997 to Employment Agreement between the Company and H. Arthur Bellows, Jr. dated March 24, 1995.

                      10.18 Amendment dated June 30, 1997 to Employment Agreement between the Company and Carl Ravitch dated March 24, 1995.

                      10.19 Amendment dated June 30, 1997 to Employment Agreement between the Company and Alan J. Ritter dated September 13, 1995.

                      27.01      Financial Data Schedule

           b.         Reports on Form 8-K:

                      The Company did not file any reports on Form 8-K during the quarterly period ended June 30, 1997.








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

                                                AUDITS & SURVEYS WORLDWIDE, INC.




AUGUST 11, 1997                                 By: /S/ H. ARTHUR BELLOWS, JR.
---------------                                     ---------------------------
Date                                                H. Arthur Bellows, Jr.
                                                    President


                                                By: /S/ ALAN J. RITTER
                                                    ---------------------------
                                                    Alan J. Ritter
                                                    Senior Vice President
                                                    Chief Financial Officer

                                  EXHIBIT INDEX




Exhibit Number    Description of Exhibit
--------------    ----------------------


10.14 Amendment dated March 25, 1997 to Employment Agreement between the Company and Solomon Dutka dated March 24, 1995.

10.15 Amendment dated March 25, 1997 to Employment Agreement between the Company and H. Arthur Bellows, Jr. dated March 24,1995.

10.16 Amendment dated March 25, 1997 to Employment Agreement between the Company and Carl Ravitch dated March 24, 1995.

10.17 Amendment dated June 30,1997 to Employment Agreement between the Company and H. Arthur Bellows, Jr. dated March 24, 1995.

10.18 Amendment dated June 30, 1997 to Employment Agreement between the Company and Carl Ravitch dated March 24, 1995.

10.19 Amendment dated June 30, 1997 to Employment Agreement between the Company and Alan J. Ritter dated September 13, 1995.

27.01             Financial Data Schedule