Form 10-Q
period 1997-09-30
AUDITS & SURVEYS WORLDWIDE INC
filed 1997-11-14
CIK 99703

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                         Commission File Number: 1-7675

                        AUDITS & SURVEYS WORLDWIDE, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                       13-1809586
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

650 AVENUE OF THE AMERICAS, NEW YORK, NEW YORK               10011
----------------------------------------------             ---------
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

                        Yes [X]              No [_]

         The number of shares outstanding of each of the issuer's classes of common stock, as of November 11, 1997 was:

           CLASS                                           NUMBER OF SHARES
           -----                                           ----------------
Common Stock, $0.01 par value                                 13,108,435

                        AUDITS & SURVEYS WORLDWIDE, INC.


                                      INDEX


                                                                            PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheets-
            September 30, 1997 and December 31, 1996                         3-4

         Condensed Consolidated Statements of Income-
            Three Months and Nine Months ended September 30, 1997 and 1996     5

         Condensed Consolidated Statements of Cash Flows-
            Nine Months ended September 30, 1997 and 1996                      6

         Condensed Consolidated Statement of Stockholders' Equity-
            September 30, 1997                                                 7

         Notes to Condensed Consolidated Financial Statements                  8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                         9-10


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.                                    11

         Signatures                                                           12

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
================================================================================
(Dollar amounts in thousands)

                                                     SEPT. 30, 1997    DEC. 31,1996
                                                           -------       -------
                                                         (Unaudited)
ASSETS

CURRENT ASSETS:
       Cash                                                $ 1,072         3,827
       Accounts receivable:
          Billed                                             9,558         9,161
          Unbilled                                           7,085         2,714
       Refundable income taxes                                 120          --
       Prepaid expenses and inventories                      1,696         1,259
       Other current assets                                    847           529
       Net assets held for sale                               --             300
                                                           -------       -------

Total current assets                                        20,378        17,790
                                                           -------       -------

PROPERTY AND EQUIPMENT, NET                                  3,433         2,962

RECEIVABLE FROM SALE OF ASSETS                                --             500
PREPAID PENSION COSTS                                        1,090         1,090
DEFERRED INCOME TAX ASSET                                    2,729         2,906
OTHER ASSETS                                                 1,672         1,725
                                                           -------       -------

TOTAL ASSETS                                               $29,302       $26,973
                                                           =======       =======



            See notes to condensed consolidated financial statements.

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
================================================================================
(Dollar amounts in thousands)



                                                     SEPT. 30, 1997    DEC. 31,1996
                                                           -------       -------
                                                         (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Short-term bank debt                                 $  2,500    $   --
       Accounts payable and accrued expenses                   5,190       4,483
       Accrued payroll and bonuses                             1,517       2,505
       Dividends payable                                        --           655
       Customer billings in excess of revenues earned          5,210       5,234
       Income taxes payable                                     --           417
       Current portion of long-term debt                         615         555
       Current portion of capital lease obligations               72          88
                                                            --------    --------

          Total current liabilities                           15,104      13,937
                                                            --------    --------

LONG-TERM DEBT-Net of current portion                          1,857       1,943
CAPITAL LEASE OBLIGATIONS-Net of current portion                 119         153
DEFERRED INCOME TAX LIABILITY                                    464         464
OTHER LIABILITIES                                              1,970       2,009
                                                            --------    --------

          Total liabilities                                   19,514      18,506
                                                            --------    --------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
       Preferred stock, $1.00 par value, 1,000,000 shares
          authorized and unissued                               --          --
       Common stock, $.01 par value, 30,000,000 shares
          authorized; 13,108,435 shares issued at
          September 30, 1997 and 13,099,103 shares issued
           at December 31, 1996                                  131         131
       Additional paid-in capital                              4,402       4,369
       Retained earnings                                       5,350       3,948
       Cumulative foreign currency translation adjustment        (95)         19
                                                            --------    --------

       Total stockholders' equity                              9,788       8,467
                                                            --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 29,302    $ 26,973
                                                            ========    ========

            See notes to condensed consolidated financial statements.

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
================================================================================
(Dollar amounts in thousands except for per share data)

                                   THREE MONTHS ENDED SEPT. 30,    NINE MONTHS ENDED SEPT. 30,
                                   ----------------------------    ---------------------------
                                        1997           1996            1997           1996
                                    ------------   ------------    ------------   ------------
REVENUES                            $     16,970   $     14,697    $     49,903   $     44,997
                                    ------------   ------------    ------------   ------------

COSTS AND EXPENSES:
     Direct costs                          8,320          6,643          24,342         21,091
     Selling, general and
        administrative expense             7,387          6,447          21,424         18,778
     Incentive bonuses                       453            514           1,405          1,727
     Interest expense                        104             68             240            245
     Other expense (income) - net             73            (88)            116           (314)
                                    ------------   ------------    ------------   ------------

TOTAL COSTS AND EXPENSES                  16,337         13,584          47,527         41,527
                                    ------------   ------------    ------------   ------------

INCOME BEFORE PROVISION
    FOR INCOME TAXES                         633          1,113           2,376          3,470

PROVISION FOR
    INCOME TAXES                             259            501             974          1,566
                                    ------------   ------------    ------------   ------------

NET INCOME                          $        374   $        612    $      1,402   $      1,904
                                    ============   ============    ============   ============

NET INCOME PER SHARE                $        .03   $        .05    $        .11   $        .15
                                    ============   ============    ============   ============

WEIGHTED AVERAGE NUMBER
     OF  COMMON SHARES
     OUTSTANDING                      13,106,551     13,099,103      13,103,095     13,099,103
                                    ============   ============    ============   ============



            See notes to condensed consolidated financial statements

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
================================================================================
(Dollar amounts in thousands)

                                                                    NINE MONTHS ENDED SEPT.30
                                                                    -------------------------
                                                                        1997       1996
                                                                      -------    -------
CASH FLOW FROM OPERATING ACTIVITIES:
       Net income                                                       1,402    $ 1,904
       Adjustments to reconcile net income to net cash
          (used in) provided by operating activities:
          Depreciation and amortization                                   765        541
          Deferred income taxes                                           177         68
          Amortization of deferred charges                                288         19
          Accrued rent                                                    144        (13)
          Changes in operating assets and liabilities:
              Accounts receivable                                      (4,768)       888
              Prepaid expenses and inventories                           (436)      (267)
              Other current assets                                        (18)      (143)
              Other assets                                                263        275
              Income taxes payable                                       (537)     1,128
              Accounts payable and accrued expenses                       707       (767)
              Accrued payroll and bonuses                                (989)       381
              Customer billings in excess of revenues earned              (23)    (1,016)
              Other                                                      (181)       (89)
                                                                      -------    -------
                Net cash (used in) provided by operating activities    (3,206)     2,909
                                                                      -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                               (806)      (418)
       Payment of merger costs                                           --         (124)
       Proceeds from sale of assets                                      --          650
                                                                      -------    -------
               Net cash (used in) provided by investing activities       (806)       108
                                                                      -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from bank borrowings                                    2,500      1,931
       Dividends to stockholders                                         (655)      --
       Principal payments of debt                                        (457)    (3,799)
       Principal payments of capital lease obligations                    (50)       (35)
       Issuance of common stock and directors' options                     33          7
                                                                      -------    -------
               Net cash provided by (used in)  financing activities     1,371     (1,896)
                                                                      -------    -------

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH                              (114)        36
                                                                      -------    -------

NET (DECREASE) INCREASE IN CASH                                        (2,755)     1,157

CASH, BEGINNING OF PERIOD                                               3,827        936
                                                                      -------    -------

CASH, END OF PERIOD                                                   $ 1,072    $ 2,093
                                                                      =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid during the period for:Interest                       $   234    $   319
                                                                      =======    =======

                                       Income taxes                   $ 1,302    $   366
                                                                      =======    =======

SUPPLEMENTAL DISCLOSURE OF NON CASH
INVESTING AND FINANCING ACTIVITIES:
       Financing of capital improvements                              $   430


            See notes to condensed consolidated financial statements.

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
================================================================================
(Dollar amounts in thousands)

                                                                                        CUMULATIVE
                                                                                         FOREIGN
                                                             ADDITIONAL                  CURRENCY
                                 COMMON        STOCK          PAID-IN       RETAINED    TRANSLATION
                                 SHARES       AMOUNT          CAPITAL       EARNINGS    ADJUSTMENT         TOTAL
                               ----------    -----------    -----------   -----------   -----------    -----------
BALANCE
DECEMBER 31, 1996              13,099,103    $       131    $     4,369   $     3,948   $        19    $     8,467

     Net income                      --             --             --           1,402          --            1,402

     Shares issued upon
     exercise of employee
     stock options                  9,332           --               18          --            --               18

     Directors' options              --             --               15          --            --               15

     Foreign Currency
     Translation Adjustment          --             --             --            --            (114)          (114)
                               ----------    -----------    -----------   -----------   -----------    -----------


BALANCE
SEPTEMBER 30, 1997             13,108,435    $       131    $     4,402   $     5,350   $       (95)   $     9,788
                               ==========    ===========    ===========   ===========   ===========    ===========


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

The 1997 and 1996 condensed consolidated financial statements have been prepared by the Company and are unaudited. In the opinion of the Company's management all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements presented herein should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three-month and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



RESULTS OF OPERATIONS


Revenues for the third quarter of 1997 increased 15.5% to $16.9 million compared with $14.7 million in the third quarter of 1996. Revenues for the first nine months of 1997 increased $4.9 million (10.9%) to $49.9 million compared with $45.0 million in the first nine months of 1996. The increases in revenues for the third quarter and for the nine month period of 1997 were principally attributable to higher revenues from international and domestic consumer tracking studies and several syndicated media research services.

Direct costs, as a percentage of revenues, were 49.0% in the third quarter and 48.8% in the first nine months of 1997 compared with 45.2% and 46.9%, respectively, in the same periods of 1996. The period to period changes in direct costs, as a percentage of revenue, reflect changes in the mix of research revenues. In addition, direct costs in 1997 include higher costs incurred in the development of expanded syndicated research services. Such syndicated services include a program which tracks personal computer sales in eight Western European countries and a program to provide primary audience database research to monitor household demographics, product usage and lifestyles of subscribers and newsstand buyers of U.S. magazines.

Selling, general and administrative (SG&A) expenses increased $.9 million (14.6%) in the third quarter and $2.6 million (14.1%) in the first nine months of 1997. Approximately 77% and 73% of the SG&A increases in the third quarter and nine month period, respectively, were in payroll and related costs and resulted from the addition of personnel as well as normal salary adjustments. The costs associated with additional personnel include the staffing of the Asia Pacific office in Manila, which opened in early 1997, expansion of the research staffs in the U.S. as well as at Audits & Surveys Europe, Ltd. in London and additions to technical support staff, particularly in information services. The remainder of the increases in SG&A expenses was spread over various expenses such as rent, utilities, depreciation and computer costs.

The provision for incentive bonuses was approximately 12% lower in the third quarter and 19% lower in the first nine months of 1997 compared with the same periods of 1996. The lower provisions resulted from the decrease in year-to-date operating income on which the incentive bonuses are calculated.

Other expense increased in the third quarter and first nine months of 1997 principally as a result of the termination of a sublease between the Company and a subtenant for a portion of the space at the Company's New York headquarters. A significant portion of the space previously occupied by the subtenant will be occupied by the Company to accommodate additional personnel.

Income taxes for the third quarter and first nine months of 1997 have been provided at approximately 41% of reported pretax income compared with 45% provided in the third quarter and first nine months of 1996. The interim tax provisions are based on estimates of the effective tax rate anticipated for the full year.

FINANCIAL CONDITION AND LIQUIDITY

At September 30, 1997, the Company had working capital of $5.3 million and a current ratio of 1.35 to 1 compared with working capital of $3.9 million and a current ratio of 1.28 to 1 at December 31, 1996.

Cash flow from operations and borrowings under its credit facilities with its bank are the Company's principal sources of funds. The Company's cash flow and borrowings have historically been sufficient to provide funds for working capital, capital expenditures and payment of indebtedness. In June 1997, the Company's secured line of credit with its bank was extended to June 30, 1998 and was increased from $2,500,000 to $4,000,000.

Net cash used in operating activities was $3,206,000 consisting primarily of net income of $1,402,000 plus non-cash expenses of $1,374,000 offset primarily by increases in accounts receivable of $4,768,000 and decreases in income taxes payable of $537,000 and accrued payroll and bonuses of $989,000.

Net cash used in investing activities was $806,000 resulting from the purchases of equipment.

Net cash provided by financing activities was $1,371,000 consisting primarily of net proceeds from short term bank borrowings of $2,500,000 offset by payments of dividends to stockholders of $655,000 and repayments of bank borrowings and other debt of $507,000.

The Company believes that its credit arrangements with its bank combined with funds generated by its operations will be adequate to fund its planned capital expenditures, meet its debt obligations and finance its operations for at least the next twelve months.

                           PART II - OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.*

         a.   Exhibits:


              27.01     Financial Data Schedule

         b. Reports on Form 8-K:

              The Company did not file any reports on Form 8-K during the quarterly period ended September 30, 1997.
















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

                                          AUDITS & SURVEYS WORLDWIDE, INC.




NOVEMBER 12, 1997                         By: /S/  H. ARTHUR BELLOWS, JR.
-----------------                             ---------------------------
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


27.01                      Financial Data Schedule