Form 10-K
period 1997-12-31
AUDITS & SURVEYS WORLDWIDE INC
filed 1998-03-31
CIK 99703

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1997

Commission file number 1-7675

                        AUDITS & SURVEYS WORLDWIDE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                          13-1809586
---------------------------------------------                 ----------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
           or organization)                                  Identification No.)

650 AVENUE OF THE AMERICAS, NEW YORK, NEW YORK                     10011
----------------------------------------------                   ----------
  (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code             212-627-9700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

         Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 17, 1998: $ 15,220,020

Number of shares of Common Stock outstanding at March 17, 1998: 13,111,137

                       DOCUMENTS INCORPORATED BY REFERENCE

         Selected portions of Audits & Surveys Worldwide, Inc.'s 1998 Proxy Statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

ITEM  1.   BUSINESS

         Recent Developments

         During 1997 Audits & Surveys Worldwide, Inc. ("ASW" or the "Company") continued to implement its strategy of expanding its services globally through the growth of its international consumer tracking studies and syndicated sales measurement services. In addition, the Company opened an office in Manila, The Philippines, to serve the rapidly growing Asia Pacific market and increased the staff and facilities of its London-based subsidiary to provide expanded services in Europe, the Middle East and Africa.

         In September, 1997 the Company joined with two other leading market research firms, NPD Marketing Services L.P. and GfK AG, to form a joint venture to track the information technologies, consumer electronics, imaging and home appliances markets. The new venture, INTELECT ASW Marketing Services, L.L.C., provides retail point-of-sale tracking through a comprehensive panel of retailers and dealers in the U.S. and around the world.

         During the year the Company completed the development of its Primary and Total Audience Surveys ("PTAS"), a syndicated print measurement service for publishers and advertising agencies which measures magazine readership and monitors household demographics, product usage and lifestyles of U.S. magazine readers. PTAS is unique in that it targets, by mail, magazine subscribers among many magazines through a standard quantitative questionnaire as well as providing traditional audience and pass-along readership levels. The service is able to cover more than twice as many magazine titles as other existing products and do so on a cost-effective basis. In January 1998, the Company formed ASW-KMR Magazine Metrics, L.L.C., a joint venture with Kantar Media Research, to substantially expand the size and scope of the services of the Primary and Total Audience Surveys.

         The Company also formed a strategic alliance with CyberGold, Inc. as one step in positioning itself to provide Internet advertisers and businesses with state-of-the-art marketing research. Both CyberGold's client and membership bases offer new avenues of research for the Company. Internet advertisers seeking independent verification of their CyberGold advertising/communications efforts, profiling of viewers or visitors, evaluation of their website and website image, or other related research, will be able to meet their needs by working with the Company. Moreover, using CyberGold's membership base, the Company will be able to target more precisely the Internet audience characteristics of any of the Company's clients or prospects for research services --saving time and costs associated with traditional screening.

         Business. GENERAL. ASW, founded in 1953, is an international marketing research firm providing clients with a broad selection of services to assist in the development of marketing, advertising and investment strategies. The
Company's marketing research services, conducted in over 80 countries, are provided to major commercial, industrial, institutional and academic organizations. The Company's most significant clients in terms of 1997 revenue include AT&T, Amerada Hess, The Coca-Cola Company, IBM, MasterCard International, Shell Oil Company, Sunstar Inc., Volvo Corporation of North America, United Parcel Service and Xerox.

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

         The Company's varied services include monitoring of market share trends, measuring the impact of new product advertising or service introductions, conducting surveys for media and advertisers who require the measurement of the size and demographics of target audiences and providing clients with data on customer satisfaction, mystery shopping studies at client product or service outlets and litigation research.

         The percentages of the Company's revenues by type of research service for the last three years have been as follows:

                                                    1997       1996        1995
                                                    ----       ----        ----

                 Custom Research Projects           27%         31%        36%

                 Continuous Tracking Studies        52%         49%        49%

                 Syndicated Studies                 21%         20%        15%
                                                    ---         ---        ---

                                                    100%       100%        100%

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

         SERVICES OF ASW The Company offers a wide array of services to assist clients in developing and refining the marketing, advertising and investment strategies for their products. These services include continuous retail sales measurement, test marketing, tests of in-store promotions and measurement of product distribution on a local, regional, national and international basis. ASW complements these "audit" efforts for its clients through surveys of consumers, retailers and industrial establishments.

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

Major syndicated multi-client tracking services include:

SERVICE                                                     DESCRIPTION

PETS A continuous tracking of the sales of pet products through veterinarians, pet supply stores and farm/feed dealers.

Hispanic Food Store Sales Index In-person audits and point-of-sale information to measure sales and distribution in small food stores located in predominantly hispanic neighborhoods of major cities.

VENDtrack                           The   only   national   on-site   continuous
                                    tracking    service   of   vending   machine
                                    distribution.

Automotive                          Aftermarket Sales Index Measurement of sales
                                    of specific product categories in the retail automotive chain store market.

The National  Golf Audit            A  continuous  measurement  of the  sales of
                                    golf  balls,   clubs  and  related  products
                                    through pro shops, sporting goods stores and mass merchandisers.

National Retail Census              The largest in-person measurement of product
                                    and  services   availability  in  the  U.S.,
                                    consisting of personal visits to over 35,000
                                    retail  and  service   outlets.

         The Audit Division also offers continuous sales tracking for a broad array of other products including jewelry, optical products, photographic products and home health care.

         Other principal services offered by the Audit Division are: Location and in-store planning measurements, The Beauty Salon Index, National Jewelry Index, Custom Retail Measurements, including test markets, controlled in-store variable tests and interviews of store customers and management; Brand Name Store Search which assists clients in avoiding problems arising from the choice of a brand name that may be confusingly similar to existing brand names; and Product Pickup Service providing retrieval for product recalls, age-dating analysis, packaging integrity examination and competitive new product introductions.

         AUDIT DIVISION: JOINT VENTURE AND STRATEGIC ALLIANCE In 1997 the Company's Global Computer Products Sales Index was moved into a joint venture to facilitate worldwide expansion and its National Home Improvement Products Sales Index became the basis for a strategic alliance that increased domestic coverage significantly:


SERVICE                                                     DESCRIPTION

Global Computer Products            A monthly  measurement  of sales of personal
Sales Index                         computers and related  products  through all
                                    major   retail   and   commercial   channels
                                    throughout  the world.  In 1997 this  became
                                    part  of  a  joint  venture,   INTELECT  ASW
                                    Marketing   Services,   L.L.C.,   with   NPD
                                    Marketing Services L.P. and GfK AG as the other two partners.

National Home Improvement           A   monthly    measurement   of   sales   of
Products Sales Index                do-it-yourself  products through the rapidly
                                    growing home center channel. In 1997 this served as the basis for a strategic alliance with ICI Triad, a major provider of computer services to the hardware store market.

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

         THE MEDIA DIVISION has developed the first pan-regional syndicated study of media and consumer markets encompassing nineteen Latin American countries. This study, funded by a consortium of more than 30 of the largest multinational cable TV networks, advertising agencies, advertisers and magazines, provides a standardized method of evaluating multinational, multimedia advertising plans in Latin America. The Company is also the only company authorized to sell and service the IBOPE Latin American Television Ratings Service, the first pan-regional television ratings service in Latin America. The Media Division has also developed the unique Primary and Total Audience Surveys ("PTAS"), a syndicated print measurement service for publishers and advertising agencies, which measures magazine readership and monitors household demographics, product usage and lifestyles of U.S. magazine readers. In January 1998, the Company announced that it had formed a joint venture partnership with Kantar Media Research, another leading international research company, to expand PTAS. The joint venture, ASW-KMR Magazine Metrics, L.L.C., will be able to cover more than twice as many titles as other existing products.

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

         CLIENTS. The Company's 10 largest clients, based on revenue for the year ended December 31, 1997, were AT&T, Amerada Hess, The Coca-Cola Company, IBM, MasterCard International, Shell Oil Company, Sunstar Inc., Volvo Corporation of North America, United Parcel Service and Xerox. The Coca-Cola Company has been a client of ASW for over 30 years and represented approximately 33% of the Company's 1997 revenues. No other client accounted for more than 5% of ASW's revenues during such fiscal year. Six of the other 9 clients listed above have been clients of the Company for 10 years or more.

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

         MARKETING AND SALES. New business development has centered on continuous nurturing of existing client relationships by the researchers and professionals directly involved with the client. The Company believes excellent provider/client relationships create the best opportunities for future business with existing clients, and assist significantly in the generation of new business through client referrals and recommendations.

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

         OPERATIONS. The Company is headquartered in New York City and operates regionally through offices in Chicago, Minneapolis, Philadelphia, Portland (OR) and San Francisco. International research studies are coordinated in New York and are conducted in Europe through the Company's 51% owned subsidiary, Audits & Surveys Europe, Ltd., located in London. Early in 1997 the Company opened an office in Manila, The Philippines, to provide on-site regional supervision of U.S.-sourced research conducted in the Asia Pacific region and to provide research services to that rapidly growing market. In Latin America the Company has entered into a strategic business relationship with the marketing research firm ASECOM, S.A. of Buenos Aires to provide research services throughout Latin America.

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

         Employees. The Company has 576 employees, 286 of whom are part-time hourly support employees and 290 are full-time staff. The full-time staff includes 105 professional employees, 90 support employees and 95 individuals in administrative and management functions. The part-time employees are primarily engaged in A&S/CATI operations and other data gathering and processing functions.

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

         Backlog. A majority of the Company's revenues are recorded utilizing the percentage of completion method of accounting, which recognizes revenues as services are performed. In addition, revenues are recognized on syndicated research studies on a pro rata basis over the terms of the individual contracts. At December 31, 1997, the Company had total unrecognized revenues of approximately $14,000,000 compared with approximately $16,300,000 at December 31, 1996. Substantially all of such unrecognized revenues at December 31, 1997 are expected to be recognized in 1998.

ITEM 2.  PROPERTIES

         The Company's principal office is located in New York, New York where it leases approximately 107,000 square feet under a lease that expires on February 28, 2003. It currently subleases approximately 33,000 square feet at this location to unaffiliated parties through the date on which the primary lease expires.

         The Company also leases an aggregate of approximately 35,000 square feet of office space in San Francisco, Chicago, Philadelphia, Minneapolis, Portland (OR), Livonia (MI), Manila and London.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any litigation that is expected to have a material effect on its results of operations or financial condition

         On March 24, 1995, Audits and Surveys, Inc. ("A&S") and The Triangle Corporation ("Triangle") consummated a merger pursuant to which A&S was merged with and into Triangle. Triangle was the surviving corporation and the separate existence of A&S ceased. The name of the merged corporation was changed to Audits & Surveys Worldwide, Inc. ("ASW").

         Triangle's inactive subsidiary, Diamond Tool and Horseshoe Co., now known as Tri-North, Inc., was one of a large number of third-party defendants in an action brought by the U.S. Environmental Protection Agency (the "EPA Action"). In prior years, Triangle had expensed $100,000, excluding legal costs, relating to this action. Any further liability with respect to this action constituted an Assumed Liability (as defined) under the terms of an agreement with Cooper Industries, Inc. ("Cooper") dated August 4, 1993 pursuant to which Triangle sold to Cooper substantially all of the assets constituting Triangle's mechanics hand tool, horseshoe and farrier tool business. Cooper was obligated to indemnify the Company against any such liability (including the cost of obtaining a settlement or consent order releasing the Company from further liability). The final conditional payment due from Cooper of $500,000 (plus interest thereon) was due when the Company obtained a satisfactory settlement or consent order releasing it from further liability with respect to this action. During 1997, the Company obtained a consent order in the EPA Action, and Cooper remitted to the Company an aggregate of $545,000 in final settlement of the conditional payment. This matter is now closed.

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

                  1996                          HIGH                LOW

                      First Quarter         $ 2 - 3/4           $ 1 - 3/4
                      Second Quarter          2 - 3/4             2
                      Third Quarter           3                   2 - 3/8
                      Fourth Quarter          3                   2 - 1/8


                  1997

                      First Quarter         $ 4 - 7/16          $ 2 - 13/16
                      Second Quarter          3 - 1/16            2 - 7/16
                      Third Quarter           3 - 3/4             2 - 1/2
                      Fourth Quarter          3 - 5/8             2 - 1/2

(b) APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

         The number of record holders of the Company's common stock as of March 17, 1998 was 597.

(c) DIVIDENDS

         No cash dividends were declared for the year ended December 31, 1997. For the year ended December 31, 1996 the Company declared a special cash dividend of $.05 per share which was paid on January 15, 1997 to stockholders of record as of December 31,1996. No dividends were declared or paid for the year ended December 31, 1995.

ITEM 6.   SELECTED FINANCIAL DATA
               (Dollar amounts in thousands except per share data)

SELECTED INCOME                         YEARS ENDED DECEMBER 31,                      ONE MONTH
                         -------------------------------------------------------         ENDED         YEAR ENDED
STATEMENT DATA:                1997           1996           1995           1994     DEC. 31, 1993   NOV. 28, 1993
                               ----           ----           ----           ----     -------------   -------------
Revenue                  $     68,870   $     60,368   $     54,626   $     43,917   $      2,568    $     40,173

Income (Loss) Before
     Taxes               $      2,395   $      4,408   $      1,553   $      1,868   ($       422)   $      1,485

Net Income:
     Historical          $      1,418   $      2,589   $        846   $      1,016       $538 (a)    $      1,323
     Pro forma (b)               --             --             --             --             --      $        808

Basic earnings per
     common share:
     Historical          $        .11   $        .20   $        .07   $        .10   $        .05            --
     Pro forma (b)               --             --             --             --             --      $        .08

Weighted average
     common shares
     outstanding           13,104,759     13,099,103     12,499,213     10,475,804     10,475,804      10,475,804

Diluted earnings
     per common share:
     Historical          $        .11   $        .20   $        .07   $        .10   $        .05            --
     Pro forma (b)               --             --             --             --             --      $        .08

Weighted average
     common shares
     outstanding and
     dilutive stock
     options               13,268,318     13,170,286     12,499,213     10,475,804     10,475,804      10,475,804

SELECTED BALANCE
SHEET DATA:

Total assets             $     28,455   $     26,509   $     24,887   $     16,478   $     13,068    $     12,642

Total debt               $      4,129   $      2,739   $      4,802   $      2,454   $      2,543    $      1,869

Stockholders' equity     $      9,806   $      8,467   $      6,627   $      1,132   $      1,648    $      1,110

Cash dividends
per share (c)                    --     $        .05           --             --             --              --

(a) In connection with the termination of the Company's S Corporation tax status as of December 1, 1993, a cumulative Federal and New York State deferred tax asset of $759,000 was recognized with an offsetting credit to the provision for income taxes for the one month period ended December 31, 1993.

(b) For the year ended November 28, 1993 the Company was an S Corporation for tax purposes and its historical results provided limited state and local income taxes and no Federal income taxes. Pro forma net income shown above for this year has been adjusted to reflect an estimate of the actual taxes that would have been paid had the Company been a C Corporation.

(c) No cash dividends were declared for the year ended December 31, 1997. For the year ended December 31, 1996 the Company declared a cash dividend of $.05 per share which was paid on January 15, 1997 to stockholders of record as of December 31,1996. No dividends were declared or paid for the year ended December 31, 1995. During the year ended December 31, 1994 the Company declared and paid $2,049,000 of distributions to shareholders which were the final distributions related to periods during which the Company was an S Corporation for income tax purposes and distributed substantially all its earnings in the form of S Corporation distributions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

1997 Compared with 1996
-----------------------
Revenues for 1997 increased 14.1% to $68.9 million compared with $60.4 million in 1996. The increase in revenues was principally attributable to higher revenues from international and domestic consumer tracking studies as well as from new or expanded custom and syndicated media and audit research services.

Direct costs were $5.8 million (20.0%) higher in 1997 compared with 1996, primarily as a result of the increase in revenues. As a percentage of revenues, direct costs were 49.5% in 1997 compared with 47.0% in 1996. The change in direct costs, as a percentage of revenues, reflects changes in the mix of research revenues. In addition, direct costs in 1997 included higher costs incurred in the development of expanded syndicated research services. Such syndicated services include a program which tracks personal computer sales in seven Western European countries and a program to provide primary audience database research to monitor household demographics, product usage and lifestyles of subscribers and newsstand buyers of U.S. magazines.

Selling, general and administrative (SG&A) expenses increased $4.2 million (16.7%) in 1997 compared with 1996. Approximately 75% of the SG&A increase was in payroll and related costs and resulted from the addition of personnel as well as normal salary adjustments. The costs associated with additional personnel include the staffing of the Asia Pacific office in Manila, which opened in early 1997, expansion of the research staffs in the U.S. as well as at Audits & Surveys Europe, Ltd. in London and additions to technical support staff, particularly in information services. The remainder of the increase in SG&A expenses was spread over various expenses such as rent, utilities, depreciation, computer costs and sales and promotion expenses.

The provision for incentive bonuses was approximately 9% lower in 1997 compared with 1996. The lower provision resulted from the decrease in operating income on which the incentive bonuses are calculated.

Other expense (income) increased in 1997 principally as a result of the termination of a sublease between the Company and a sub-tenant for a portion of the space at the Company's New York headquarters. A significant portion of the space previously occupied by the sub-tenant was occupied by the Company in 1997 to accommodate additional personnel.

Income taxes for 1997 and 1996 have been provided at approximately 41% of reported pretax income. See Note 7 of the Notes to Consolidated Financial Statements for a detailed analysis of the provisions for income taxes.


1996 Compared with 1995
-----------------------

         Revenues for 1996 increased $5.7 million (10.5%) to $60.4 million compared with $54.6 million in 1995. The increase was principally attributable to higher revenues from international consumer tracking studies and several custom and syndicated audit research services.

         Direct costs were $1.7 million (6.4%) higher in 1996 compared with 1995, primarily as a result of the increase in revenues. As a percentage of revenues, direct costs were 47.0% in 1996 compared with 48.9% in 1995. The decrease in direct costs as a percentage of revenues represented an improvement in the profitability of the overall mix of revenues in 1996 compared with 1995. Direct costs also included expenses related to the development of new research services and such development expenses were lower in 1996 than in 1995.

         SG&A expenses increased $1 million (4.0%) in 1996 compared with 1995. Approximately 70% of the SG&A increase was in payroll and related costs and resulted from the addition of personnel as well as normal salary adjustments. The remainder of the increase in SG&A expenses was spread over various expenses such as rent and utilities, depreciation and computer costs.

         The provision for incentive bonuses was $.6 million higher in 1996 compared with 1995 and resulted from the increase in operating income on which the incentive bonuses are calculated.

         Income taxes for 1996 have been provided at approximately 41% of pretax income compared with 46% in 1995. See Note 7 of the Notes to Consolidated Financial Statements for a detailed analysis of the provisions for income taxes.


Financial Condition, Liquidity and Capital Resources

         At December 31, 1997, the Company had working capital of $4.7 million and a current ratio of 1.32 to 1 compared with working capital of $3.9 million and a current ratio of 1.28 to 1 at December 31, 1996.

         Cash flow from operations and borrowings under its credit facilities with its bank are the Company's principal sources of funds. The Company's cash flow and borrowings have historically been sufficient to provide funds for working capital, capital expenditures and payment of indebtedness. In June 1997 the Company's secured line of credit was renewed and increased to $4,000,000. The Company's term loan with its bank and the line of credit contain customary affirmative and negative covenants including those requiring the Company to maintain certain financial ratios and restricting the annual payment of cash dividends to an amount not in excess of 50% of the preceding year's net income.

         Net cash used by operating activities was $800,000, consisting primarily of net income of $1,418,000 plus non-cash expenses of $1,723,000 and increases in accounts payable and accrued expenses of $1,665,000 offset primarily by increases in accounts receivable of $3,585,000 and other current assets of $379,000 and decreases in customer billings in excess of revenues earned of $1,337,000 and income taxes payable of $284,000.

         Net cash used in investing activities was $1,575,000 from purchases of property and equipment of $1,087,000 and an investment in a joint venture of $488,000.

         Net cash provided by financing activities was $195,000 consisting primarily of proceeds from bank borrowings of $1,500,000 offset by repayments of bank borrowings and other debt of $1,349,000.

         The Company believes that its credit arrangements with its bank, combined with funds generated by its operations, will be adequate to fund its planned capital expenditures, meet its debt obligations and finance its operations for at least the next twelve months.

Year 2000 Compliance

The Year 2000 issue arises because much of the computer software currently in operation uses only the last two digits, rather than all four, to define the applicable year. As a result, the "00" that would be used to denote the year 2000 may be incorrectly recognized as the year 1900. This could result in major errors in date sensitive applications.

The Company has initiated a comprehensive program to identify internally used software that may require reprogramming or replacement and the related additional hardware requirements which may result. The program encompasses software used to provide client service and software used by the Company's financial and operational support systems. In addition to addressing internally used software, discussions with the Company's significant suppliers and clients have commenced in order to ensure that their software and the resultant data exchanged will be in Year 2000 compliant format.

Internal and external resources will be used to identify, reprogram, replace and test all of the Company's software for Year 2000 compliance. The Company expects to complete the project by the latter part of 1999 and estimates the cost could range from $500,000 to $750,000. The cost is currently being funded through operating cash flows, however, it is possible that additional financing may be required. Failure by the Company, its suppliers and clients to complete the Year 2000 compliance requirements in a timely manner could have a material adverse effect on the Company's future operations.

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. As such, final results could differ from estimates or expectations due to factors such as incomplete or preliminary information or changes in government regulation and policies. For any of these factors, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted as a separate section of the report. (See Item 14).




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required in response to this item with respect to Directors is contained in the Company's 1998 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the Company's fiscal year and, accordingly, is omitted pursuant to General Instruction G(3).

         The following sets forth the names and ages of the Company's Executive Officers, together with all positions and offices held with the Company by such Executive Officers. Officers are appointed to serve until the meeting of the Board of Directors following the next Annual Meeting of Stockholders and until their successors have been elected and have qualified:

         Solomon Dutka (74) has served as a director, Chairman and Chief Executive Officer of the Company since March 1995. A founder of A&S in 1953, he served A&S in various capacities, including as its Chairman and President, prior to the merger with Triangle in March 1995.

         H. Arthur Bellows, Jr. (60) has served as a director, President and Chief Operating Officer of the Company since March 1995. He served as a director and Chairman of Triangle from August 1967 until the merger with A&S in March 1995 and as Triangle's President from October 1971 until March 1995.

         Carl Ravitch (56) has served as a director and Executive Vice President of the Company since March 1995. He joined A&S in 1967 and served as its Executive Vice President - Chief Marketing Officer from 1992 until the merger with Triangle in March 1995.

         Joel S. Klein (59) has served as Executive Vice President- Operations of the Company since January 1996 and as the Company's Secretary since August 1996. He has been with the Company for over 35 years and has served in various research, operational and management positions.

         Alan J. Ritter (57) has served as Senior Vice President and Chief Financial Officer of the Company since August 1996 and as Corporate Controller from September 1995 until July 1996. He served as Vice President - Finance of Triangle from October 1993 until the merger with A&S in March 1995 and as Triangle's Corporate Controller from December 1978 until September 1993.


ITEM 11. EXECUTIVE COMPENSATION

         The information required in response to this item is contained in the Company's 1998 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the Company's fiscal year and, accordingly, is omitted pursuant to General Instruction G(3).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required in response to this item is contained in the Company's 1998 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the Company's fiscal year and, accordingly, is omitted pursuant to General Instruction G(3).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required in response to this item is contained in the Company's 1998 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the Company's fiscal year and, accordingly, is omitted pursuant to General Instruction G(3).

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      List of Documents filed as part of this Report.

    1.   FINANCIAL STATEMENTS                                        Page Number
                                                                     -----------

         Independent Auditors' Report                                 F-1

         Consolidated Balance Sheets at December 31, 1997             F-2 to F-3
         and December 31, 1996

         Consolidated Statements of Income for the years ended        F-4
         December 31, 1997, 1996 and 1995

         Consolidated Statements of Stockholders' Equity              F-5
         for the years ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows for the years ended    F-6 to F-7
         December 31, 1997, 1996 and 1995

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

10.01+            1994 Stock  Option  Plan of Audits & Surveys  Worldwide,  Inc.
                  Incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 (File No. 333-22875).

10.02+ Employment agreement between the Company and Solomon Dutka, dated March 24, 1995. Incorporated by reference to Exhibit
                  10.2 to the Company's Report on Form 10-Q/A for the quarter ended March 31, 1995.

10.03+ Employment agreement between the Company and H. Arthur Bellows, Jr., dated March 24, 1995. Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q/A for the quarter ended March 31, 1995.

10.04+ Employment agreement between the Company and Carl Ravitch, dated March 24, 1995. Incorporated by reference to Exhibit
                  10.4 to the Company's Report on Form 10-Q/A for the quarter ended March 31, 1995

10.05+ Employment agreement between the Company and Alan J. Ritter, dated September 13, 1995. Incorporated by reference to Exhibit 10 to the Company's Report on Form 10-Q for the quarter ended September 30, 1995.

10.06+* Employment Agreement between the Company and Joel S. Klein, dated October 1, 1997.

10.07 Lease between Tobias Associates and Audits & Surveys, Inc., dated February 13, 1987. Incorporated by reference to Exhibit
                  10.12 to the Company's Report on Form 10-K for the year ending December 31, 1995.

10.08 Lease between Tobias Associates and Audits & Surveys, Inc., dated October 26, 1990. Incorporated by reference to Exhibit
                  10.13 to the Company's Report on Form 10-K for the year ending December 31, 1995.

10.09 Term Loan Agreement between the Company and Chemical Bank, dated as of June 5, 1996. Incorporated by reference to Exhibit
                  10.17 to the Company's Report on Form 10-Q for the quarter ended June 30, 1996.

10.10+ Amendment dated March 25, 1997 to Employment Agreement between the Company and Solomon Dutka dated March 24, 1995. Incorporated by reference to Exhibit 10.14 to the Company's Report on Form 10-Q for the quarter ended June 30, 1997.

10.11+ Amendment dated March 25, 1997 to Employment Agreement between the Company and H. Arthur Bellows, Jr. dated March 24, 1995. Incorporated by reference to Exhibit 10.15 to the Company's Report on Form 10-Q for the quarter ended June 30, 1997.

10.12+ Amendment dated March 25, 1997 to Employment Agreement between the Company and Carl Ravitch dated March 24, 1995. Incorporated by reference to Exhibit 10.16 to the Company's Report on Form 10-Q for the quarter ended June 30, 1997.

10.13+ Amendment dated June 30, 1997 to Employment Agreement between the Company and H. Arthur Bellows, Jr. dated March 24, 1995. Incorporated by reference to Exhibit 10.17 to the Company's Report on Form 10-Q for the quarter ended June 30, 1997.

10.14+ Amendment dated June 30, 1997 to Employment Agreement between the Company and Carl Ravitch dated March 24, 1995. Incorporated by reference to Exhibit 10.18 to the Company's Report on Form 10-Q for the quarter ended June 30, 1997.

10.15+ Amendment dated June 30, 1997 to Employment Agreement between the Company and Alan Ritter dated September 13, 1995. Incorporated by reference to Exhibit 10.19 to the Company's Report on Form 10-Q for the quarter ended June 30, 1997.

10.16+* Amendment dated October 1, 1997 to Employment Agreement between the Company and Carl Ravitch dated March 24, 1995

10.17+            1997 Stock  Option  Plan of Audits & Surveys  Worldwide,  Inc.
                  Incorporated by reference to the Company's Proxy Statement dated May 6, 1997.

21.01*            List of subsidiaries of the Company.

23.01*            Consent of Independent Auditors.

27.01*            Financial Data Schedule.

------------------------
*    Filed herewith.

+ Management contracts or compensatory plan or arrangement required to be noted pursuant to Item 14.(a)3 of Form 10-K.


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



By:   /S/ SOLOMON DUTKA                                           MARCH 27, 1997
      --------------------------                                  --------------
      Solomon Dutka                                               Date
      Chairman, Chief Executive Officer and Director



By:   /S/ H. ARTHUR BELLOWS, JR.                                  MARCH 27, 1997
      --------------------------                                  --------------
      H. Arthur Bellows, Jr.                                      Date
      President and Chief Operating Officer and Director




By:   /S/ CARL RAVITCH                                            MARCH 27, 1997
      --------------------------                                  --------------
      Carl Ravitch                                                Date
      Executive Vice President and Director



By:   /S/ ALAN J. RITTER                                          MARCH 27, 1997
      ------------------                                          --------------
      Alan J. Ritter                                              Date
      Senior Vice President
      (Principal Financial and Accounting Officer)

By:   /S/ CHARLES E. BRADLEY                                      MARCH 27, 1997
      --------------------------                                  --------------
      Charles E. Bradley                                          Date
      Director


By:   /S/ BRIAN G. DYSON                                          MARCH 27, 1997
      --------------------------                                  --------------
      Brian G. Dyson                                              Date
      Director



By:   /S/ MATTHEW GOLDSTEIN                                       MARCH 27, 1997
      --------------------------                                  --------------
      Matthew Goldstein                                           Date
      Director



By:   /S/ ROBERT C. MILLER                                        MARCH 27, 1997
      --------------------------                                  --------------
      Robert C. Miller                                            Date
      Director



By:   /S/ WILLIAM NEWMAN                                          MARCH 27, 1997
      --------------------------                                  --------------
      William Newman                                              Date
      Director



By:   /S/ JOSEPH T. PLUMMER                                       MARCH 27, 1997
      --------------------------                                  --------------
      Joseph T. Plummer                                           Date
      Director



By:   /S/ SOL YOUNG                                               MARCH 27, 1997
      --------------------------                                  --------------
      Sol Young                                                   Date
      Director



By:   /S/ WILLIAM A. ZEBEDEE                                      MARCH 27, 1997
      --------------------------                                  --------------
      William A. Zebedee                                          Date
      Director

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Audits & Surveys Worldwide, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Audits & Surveys Worldwide, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Audits & Surveys Worldwide, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.





DELOITTE & TOUCHE LLP
New York, New York
March 12, 1998

                AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (DOLLAR AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                       DECEMBER 31,
                                                                       ------------
ASSETS                                                                 1997      1996
                                                                     -------   -------
CURRENT ASSETS
  Cash and cash equivalents                                          $ 1,524   $ 3,827
  Accounts receivable:
   Billed (net of allowance for doubtful accounts of $100 and $30)     9,274     9,161
   Unbilled                                                            6,114     21714
  Prepaid expenses and inventories                                     1,317     1,259
  Deferred income taxes                                                  479       346
  Other current assets                                                   563       483
                                                                     -------   -------
               Total current assets                                   19,271    17,790

PROPERTY AND EQUIPMENT - Net                                           3,579     2,962

RECEIVABLE FROM SALE OF ASSETS                                          --         500

PREPAID PENSION COSTS                                                  1,142     1,090

DEFERRED INCOME TAXES                                                  2,406     2,442

OTHER ASSETS                                                           2,057     1,725
                                                                     -------   -------

TOTAL ASSETS                                                         $28,455   $26,509
                                                                     =======   =======


See notes to consolidated financial statements.                      (Continued)

                AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
             (DOLLAR AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                DECEMBER 31,
                                                                ------------
LIABILITIES AND STOCKHOLDERS' EQUITY                         1997        1996
                                                           --------    --------
CURRENT LIABILITIES:
   Notes payable bank                                      $  1,500    $   --
   Accounts payable and accrued expenses                      6,148       4,483
   Accrued payroll and bonuses                                2,197       2,505
   Dividends payable                                           --           655
   Customer blllings in excess of revenues earned             3,897       5,234
   Income taxes payable                                         133         417
   Current portion of long-term debt                            617         555
   Current portion of capital lease obligations                  80          88
                                                           --------    --------

               Total current liabilities                     14,572      13,937

LONG-TERM DEBT - Net of current portion                       1,702       1,943

CAPITAL LEASE OBLIGATIONS - Net of current portion              230         153

OTHER LIABILITIES                                             2,043       2,009
                                                           --------    --------
               Total liabilities                             18,547      18,042

MINORITY INTEREST                                               102        --

STOCKHOLDERS'EQUITY:
   Preferred stock, $ 1. 00 par value, 1,000,000 shares
     authorized and unissued                                   --          --
   Common stock, $.Ol par value, 30,000,000 shares
     authorized; 13,111,135 shares and 13,099,103 shares
     issued at December 31, 1997 and 1996 respectively          131         131
   Additional paid-in capital                                 4,413       4,369
   Retained earnings                                          5,366       3,948
   Cumulative foreign currency translation adjustment          (104)         19
                                                           --------    --------
               Total stockholders' equity                     9,806       8,467
                                                           --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 28,455    $ 26,509
                                                           ========    ========

See notes to consolidated financial statements.
                                                                     (Concluded)
                                       F-3

               AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
            (DOLLAR AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)
--------------------------------------------------------------------------------

                                                           YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------
                                                     1997           1996            1995
                                                 ------------   ------------    ------------
REVENUES                                         $     68,870   $     60,368    $     54,626
                                                 ------------   ------------    ------------

COSTS AND EXPENSES:
  Direct costs                                         34,110         28,431          26,732
  Selling, general and administrative expenses         29,636         25,396          24,410
  Incentive bonuses                                     2,185          2,394           1,765
  Interest expense                                        369            328             435
  Other expense (income) - net                            175           (589)           (269)
                                                 ------------   ------------    ------------
               Total costs and expenses                66,475         55,960          53,073
                                                 ------------   ------------    ------------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                                      2,395          4,408           1,553

PROVISION FOR INCOME TAXES                                977          1,819             707
                                                 ------------   ------------    ------------

NET INCOME                                       $      1,418   $      2,589    $        846
                                                 ============   ============    ============

BASIC EARNINGS PER COMMON SHARE                  $        .11   $        .20    $        .07
                                                 ============   ============    ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                               13,104,759     13,099,103      12,499,213
                                                 ============   ============    ============

DILUTED EARNINGS PER COMMON SHARE                $        .11   $        .20    $        .07
                                                 ============   ============    ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING AND
  DILUTIVE STOCK OPTIONS                           13,268,318     13,170,286      12,499,213
                                                 ============   ============    ============



See notes to consolidated financial statements.

               AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
            (DOLLAR AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)
--------------------------------------------------------------------------------
[PART 1 OF 2]


                                          COMMON STOCK             COMMON STOCK         ADDITIONAL
                                         $.01 PAR VALUE            NO PAR VALUE          PAID-IN
                                      SHARES       AMOUNT       SHARES       AMOUNT      CAPITAL
                                   -----------  -----------  -----------  -----------  -----------
BALANCE, DECEMBER 31, 1994                --    $      --         10,000  $        14  $       344

    Net income                            --           --           --           --           --

    Recapitalization and merger     13,094,755          131      (10,000)         (14)       4,152
                                   -----------  -----------  -----------  -----------  -----------

BALANCE, DECEMBER 31, 1995          13,094,755          131         --           --          4,486

    Net Income                            --           --           --           --           --

    Foreign currency adjustment           --           --           --           --           --

    Revaluation of assets
     acquired in merger                   --           --           --           --           (124)

    Stock bonuses                        4,348         --           --           --              7

    Dividends                             --           --           --           --           --
                                   -----------  -----------  -----------  -----------  -----------

BALANCE, DECEMBER 31, 1996          13,099,103          131         --           --          4,369

    Net income                            --           --           --           --           --

    Exercise of stock options           12,032         --           --           --             44

    Foreign currency adjustment           --           --           --           --           --
                                   -----------  -----------  -----------  -----------  -----------

BALANCE, DECEMBER 31, 1997          13,111,135  $       131         --           --    $     4,413
                                   ===========  ===========  ===========  ===========  ===========

[PART 2 OF 2]

                                                CUMULATIVE
                                                 FOREIGN
                                                 CURRENCY            TREASURY
                                     RETAINED   TRANSLATION           STOCK
                                     EARNINGS   ADJUSTMENTS     SHARES       AMOUNT       TOTAL
                                   -----------  -----------  -----------  -----------  -----------
BALANCE, DECEMBER 31, 1994         $     1,168  $        (4)       2,558  $      (380) $     1,132

    Net income                             846         --           --           --            846

    Recapitalization and merger           --           --         (2,558)         380        4,649
                                   -----------  -----------  -----------  -----------  -----------

BALANCE, DECEMBER 31, 1995               2,014           (4)        --           --          6,627

    Net Income                           2,589         --           --           --          2,589

    Foreign currency adjustment           --           --           --           --             23

    Revaluation of assets
     acquired in merger                   --           --           --           --           (124)

    Stock bonuses                         --           --           --           --              7

    Dividends                             --           --           --           --           (655)
                                   -----------  -----------  -----------  -----------  -----------

BALANCE, DECEMBER 31, 1996               3,948           19         --           --          8,467

    Net income                           1,418         --           --           --          1,418

    Exercise of stock options             --           --           --           --             44

    Foreign currency adjustment           --           (123)        --           --           (123)
                                   -----------  -----------  -----------  -----------  -----------

BALANCE, DECEMBER 31, 1997         $     5,366  $      (104)        --           --    $     9,806
                                   ===========  ===========  ===========  ===========  ===========

See notes to consolidated financial statements.

                AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                      YEAR  ENDED DECEMBER 31,
                                                                      ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                1997       1996       1995
                                                                   -------    -------    -------
  Net income                                                       $ 1,418    $ 2,589    $   846
  Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
     Depreciation and amortization                                   1,054        748        581
     Provision for bad debts                                            72        108         92
     Deferred income taxes                                            (115)       373        240
     Deferred compensation                                              40         34         31
     Amortization of deferred charges                                  368        329        285
     Increase in cash surrender value of officers'
      life insurance                                                    (7)       (22)        50
     Accrued rent                                                      209         58        160
     Minority Interest                                                 102       --          (54)
     Changes in operating assets and liabilities:
          Accounts receivable                                       (3,585)      (930)    (1,709)
          Prepaid expenses and inventories                             (58)        61        296
          Other current assets                                        (379)       (45)       202
          Net assets held for sale                                    --           33       (102)
          Prepaid pension costs                                        (52)      (147)       (64)
          Other assets                                                 595        (12)    (1,156)
          Accounts payable and accrued expenses                      1,665       (394)       638
          Accrued payroll and bonuses                                 (309)       589     (1,516)
          Customer billings in excess of revenues earned (1,337)       952       (331)
          Income taxes payable                                        (284)       716       (894)
          Other liabilities                                           (197)       (60)       530
                                                                   -------    -------    -------

  Net cash (used in) provided by operating activities                 (800)     4,980     (1,875)
                                                                   -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                               (1,087)      (583)      (588)
  Proceeds from sale of assets                                         650       --
  Cash received from Triangle merger                                  --         --        1,090
  Investment in joint venture                                         (488)      --         --
  Payment of merger costs                                             --         (124)      (210)
                                                                   -------    -------    -------

  Net cash (used in) provided by
   investing activities                                             (1,575)       (57)       292
                                                                   -------    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                        --        1,931       --
  Principal payments on notes payable
    to officers/stockholders                                          --         --       (1,500)
  Principal payments on long-term debt                                (610)    (2,737)      (334)
  Proceeds from short-term bank debt                                 1,500       --        3,700
  Repayment of short-term bank debt                                   --       (1,200)      --
  Principal payments on capital lease obligations                      (84)       (56)      (101)
  Dividends to stockholders                                           (655)      --         --
  Issuance of common stock and director's options                       44          7       --
                                                                   -------    -------    -------

  Net cash provided by (used in) financing activities                  195     (2,055)     1,765
                                                                   -------    -------    -------

See notes to consolidated financial statements.                      (Continued)

                AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             (DOLLAR AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)
--------------------------------------------------------------------------------

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                      1997       1996      1995
                                                    -------    -------   -------

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH            (123)        23      --
                                                    -------    -------   -------

NET (DECREASE) INCREASE IN CASH                      (2,303)     2,891       182

CASH, BEGINNING OF YEAR                               3,827        936       754
                                                    -------    -------   -------

CASH, END OF YEAR                                   $ 1,524    $ 3,827   $   936
                                                    =======    =======   =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
               Cash paid during the year for:
               Interest                             $   340    $   430   $   334
                                                    =======    =======   =======

               Income taxes                         $ 1,327    $   784   $ 1,335
                                                    =======    =======   =======


SUPPLEMENTAL DISCLOSURE OF NONCASH
   INVESTING AND FINANCING ACTWUIES:

     Employee stock bonuses                                    $     7
                                                               =======

     Capital lease obligation incurred
      for purchase of equipment                     $   154              $   250
                                                    =======              =======

     Debt related to the acquisition
      of capital improvements                       $   430              $   333
                                                    =======              =======

     The Company issued common stock in order to effect the merger with Triangle. Such stock aggregated $4,488 (net of $1,323 of related merger costs). In conjunction with the acquisition, liabilities were assumed as follows:

     Fair value of assets acquired (includes
      $1,090 of cash acquired)                                          $  5,267
     Value of common stock issued (net
      of $1,323 of related merger costs)                                   4,488
                                                                        --------

     Liabilities assumed                                                $    779
                                                                        ========

See notes to consolidated financial statements.                      (Concluded)

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF FINANCIAL STATEMENT PRESENTATION - The consolidated financial statements include the accounts of Audits & Surveys Worldwide, Inc. (the "Company"), its majority owned subsidiary, Audits & Surveys Europe Ltd. ("A&SE") and certain other currently inactive entities. Prior to 1997, A&SE's results were consolidated based on A&SE's year ended September 30. In 1997, consolidated results of operations include A&SE for 15 months in order to conform both companies' reporting periods. The impact of including A&SE's operations for 15 months in 1997 was immaterial. All significant intercompany transactions and balances have been eliminated.

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

      INVESTMENTS IN AFFILIATES - The equity method of accounting is used by the Company in connection with investments in its joint ventures. Under the equity method, original investments are recorded at cost and adjusted for the Company's share of earnings or losses and distributions.

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

      LONG-LIVED ASSETS - The carrying value of long-lived assets is periodically reviewed to determine whether impairment exists. The review is based on comparing the carrying amount of assets to the undiscounted estimated cash flows over the remaining useful lives. No impairment is indicated as of December 31, 1997.

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

      REVENUE RECOGNITION - The accompanying consolidated financial statements have been prepared using the percentage-of-completion method of accounting for certain contracts and, therefore, take into account the revenue, cost and estimated earnings on contracts not yet completed. Income is recognized on the excess of contract price over direct costs in the percentage that actual costs to date relate to total estimated costs to be incurred. At the time a loss on a contract becomes known, the entire amount of the estimated loss is recognized in the financial statements. In some instances, billing arrangements allow for amounts billed to exceed the revenue recognized, thus resulting in a liability. In those cases where revenue recognized exceeds billings to customers, an unbilled receivable is recorded. Revenue from the distribution of certain marketing research information is recognized pro rata over the life of the contract.

      STOCK OPTIONS AND WARRANTS - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123," Accounting for Stock-Based Compensation." The standard requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board (APB) Opinion No. 25, which recognized compensation cost based on the intrinsic value of the equity instrument awarded. The Company has elected to follow the provisions of APB Opinion No. 25 for stock-based compensation to employees.

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

      BASIC AND DILUTED EARNINGS PER COMMON SHARE - The Company has adopted the provisions of SFAS No. 128 "Earnings Per Share." SFAS No.128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock such as employee stock options. SFAS No.128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share and also requires, among other things, dual presentation of basic and diluted earnings per share for all entities with complex capital structures. Basic earnings per share excludes dilution and is computed by dividing net earnings by the weighted average number of shares outstanding for each period presented. Diluted earning per share is computed by dividing net earnings by the weighted average number of shares outstanding plus dilutive potential common shares which will result from the exercise of stock options. Prior periods have been restated to reflect the requirements of the new statement .

      The following is a reconciliation of the weighted average shares used in the computations of basic and dilutive earnings per common share:

                                                    YEAR ENDED DECEMBER 31,
                                                    -----------------------
                                                1997         1996         1995
                                             ----------   ----------   ----------
Weighted average common shares outstanding
   used for basic earnings per share         13,104,759   13,099,103   12,499,213
Dilutive stock options                          163,559       71,183         --
                                             ----------   ----------   ----------

Weighted average common shares outstanding
   used for dilutive earnings per share      13,268,318   13,170,286   12,499,213
                                             ==========   ==========   ==========

2.    MERGER

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

      For accounting and financial reporting purposes, the Merger has been treated as a reverse acquisition. Accordingly, A&S was deemed to have acquired Triangle's net assets in return for a 20% equity interest in the Company. Inasmuch as Triangle's operations were limited, the purchase price was recorded at the fair value of Triangle's net assets acquired plus approximately $1,323,000 of merger related expenses. Any excess purchase price was charged to paid-in capital. No goodwill has been recorded in connection with this transaction.

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

      The following unaudited pro forma condensed consolidated operating information is presented to illustrate the effects of certain adjustments to the historical statement of operations of the Company for 1995 that would result from the merger and is presented as if the merger occurred on January 1, 1995.

                                                                  YEAR ENDED
                                                               DECEMBER 31, 1995
                                                                  (UNAUDITED)
                                                                    ($000)

Revenues                                                         $    54,766
                                                                 ===========

Net income                                                       $       753
                                                                 ===========

Net income per share                                             $       .06
                                                                 ===========

Weighted average shares outstanding                               13,094,755
                                                                 ===========

3.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                                 DECEMBER 31,
                                                                 ------------
                                                              1997         1996
                                                             ------       ------
                                                                   ($000)

Furniture and fixtures                                       $  552       $  437
Equipment                                                     2,319        1,936
Leasehold improvements                                        3,836        3,263
Assets held under capital leases (Note 6)                       404          386
                                                             ------       ------
                                                              7,111        6,022
Less accumulated depreciation and
               amortization                                   3,532        3,060
                                                             ------       ------
                                                             $3,579       $2,962
                                                             ======       ======

      Depreciation and amortization expense for the years ended December 31, 1997, 1996 and 1995 were $1,054,000, $748,000 and $581,000, respectively.



4.    OTHER ASSETS

      Other assets consist of the following:

                                                                  DECEMBER 31,
                                                                  ------------
                                                                1997       1996
                                                               ------     ------
                                                                     ($000)

Cash surrender value of officers' life insurance               $  273     $  265
Property held for sale                                            300       --
Deferred charges                                                  838      1,296
Security deposits                                                 158        164
Investment in joint venture                                       488       --
                                                               ------     ------

                                                               $2,057     $1,725
                                                               ======     ======

      Deferred charges at December 31, 1997 and 1996 principally include approximately $686,000 and $986,000, respectively, representing the unamortized portion of costs related to an agreement with a supplier for retail sales data (see Note 15).

      Deferred charges also include commission payments made in connection with the sublease of portions of the Company's premises. Such amounts have been deferred and are being amortized over the lease terms of the related subleases.

5.    DEBT

                                                            DECEMBER 31,
                                                       -------------------------
                                                         1997           1996
                                                               ($000)

NOTES PAYABLE BANK

Notes  payable  bank  pursuant to a $4,000,000
  credit  facility; interest is payable at the
  bank's  prime  rate (8.5 % at  December  31,
  1997) or LIBOR plus 25 0 basis  points.  The
  line of  credit  expires  in June  1998  and
  outstanding borrowings are collateralized by
  accounts receivable (a).                             $ 1,500        $   --
                                                       =======        =======

LONG-TERM DEBT

Term  loan  payable to a bank with interest at
  1/2%  over the  bank's  prime  rate or LIBOR
  plus 300 basis points. The loan is repayable
  in   twenty   quarterly   'installments   of
  $130,500  which  began  'in June 1996 and is
  collateralized by accounts receivable (a).           $ 1,697        $ 2,218

Note  payable  to  a  former   sub-tenant  for
  leasehold  improvements,  due  in  quarterly
  installments of $15,000,  including interest
  at the rate of 1 1.02% through January 2003.             246            280

Note  payable  to  a  former   sub-tenant  for
  leaschold  improvements,  due  in  quarterly
  installments of $23,000,  including interest
  at the rate of 9.925/o through January 2003.             376            --
                                                       -------        -------

                                                         2,319          2,498

Less current portion                                       617            555
                                                       -------        -------

Long Term portion                                      $ 1,702        $ 1,943
                                                       =======        =======


      a. On June 5, 1996 the Company refinanced its existing term loan and $5,000,000 credit facility into a $2,610,000 term loan and a $2,500,000 secured line of credit. The secured line of credit was renewed and increased to $4,000,000 in June 1997. The term loan and line of credit contain customary affirmative and negative covenants including those requiring the Company to maintain certain financial ratios and restricting the annual payment of dividends to an amount not in excess of 50% of the previous year's net income.. The weighted average interest rate in effect for the year ended December 31, 1997 under the short-term credit facility was 8.63%.

      Long-term debt matures in each of the years subsequent to December 31, 1997, as follows:


          YEAR ENDING
          DECEMBER 31,                                   ($000)

          1998                                         $    617
          1999                                              627
          2000                                              638
          2001                                              259
          2002                                              141
          Thereafter                                         37
                                                       --------

                                                       $  2,319
                                                       ========
6.    CAPITAL LEASE OBLIGATIONS

      The Company has entered into lease agreements for computer and office equipment that have been accounted for as capital leases due to the provisions of the lease agreements. The equipment has been recorded in the accompanying consolidated financial statements at the present value of the future minimum lease payments.

      At December 31, 1997, future minimum lease payments are as follows:


          YEAR ENDING
          DECEMBER 31,                                   ($000)

          1998                                         $    110
          1999                                               95
          2000                                               95
          2001                                               41
          2002                                               30
                                                       --------
          Total future minimum lease payments               371

          Less amounts representing interest                 61
                                                       --------

          Present value of future minimum
           payments (including $80,000 payable
           currently)                                  $    310
                                                       ========

      Accumulated depreciation related to assets held under capital leases at December 31, 1997 was $127,000.

7.    INCOME TAXES

      The components of the provision for income taxes are as follows:

                                                 YEAR ENDED DECEMBER 31,
                                        ----------------------------------------
                                          1997             1996            1995
                                        -------          -------         -------
                                                          ($000)

Federal                                 $   648          $   861         $   237
State and local                             412              579             200
Foreign                                      32                6              30
Deferred                                   (115)             373             240
                                        -------          -------         -------

                                        $   977          $ 1,819         $   707
                                        =======          =======         =======



      The following reconciles Federal taxes at the statutory rate to the tax expense recorded in the financial statements:

                                                     YEAR ENDED DECEMBER 31,
                                               ---------------------------------
                                                 1997         1996         1995
                                               -------      -------      -------
                                                            ($000)

Federal taxes at statutory rate                $   814      $ 1,499      $   528
State taxes, net of federal benefit                272          382          132
Other                                             (109)         (62)          47
                                               -------      -------      -------
                                               $   977        1,819      $   707
                                               =======      =======      =======

      The tax effects of temporary differences which give rise to deferred tax assets and liabilities are as follows:


                                                              DECEMBER 31,
                                                         -----------------------
                                                           1997           1996
                                                         -------        -------
                                                                 ($000)

Deferred income tax assets:
    Net operating loss carryforwards                     $ 1,905        $ 2,141
    Accrued vacation pay                                     117             97
    Inventory valuation                                       84           --
    Accrued rent                                             618            507
    Basis of leaschold improvements                          423            330
    Deferred compensation                                    177            164
    Other                                                     42             13
                                                         -------        -------
                                                           3,366          3,252
                                                         -------        -------
Defeffed income tax liability:
    Prepaid pension costs                                   (481)          (464)
                                                         -------        -------

Net deferred tax assets                                  $ 2,885        $ 2,788
                                                         =======        =======

8.    DEFERRED COMPENSATION

      The Company is a party to deferred compensation agreements with certain key employees. Amounts due under such agreements amounted to $397,000 and $358,000 at December 31, 1997 and 1996, respectively. The costs related to these agreements for the years ended December 31, 1997, 1996 and 1995 were $39,000, $34,000, and $31,000, respectively.

9.    ACCRUED RENT

      The Company has entered into various lease agreements which provide for scheduled rent increases and free rent periods. Rent expense has been recorded on the straight-line basis over the life of the leases. At
      December 31, 1997 and 1996,  accrued rent of  $1,391,000  and  $1,181,000, respectively, represents that portion of rent expense (net of sublease income) which has not yet been paid.

10.   STOCKHOLDERS' EQUITY

      For the year ended December 31, 1996, the Company declared a dividend of $.05 per share ($655,000) which was paid on January 15, 1997 to stockholders of record as of December 31, 1996. There were no dividends declared or paid for the years ended December 31, 1997 and 1995.

11.   RELATED PARTY TRANSACTIONS

      The Company has a 25% interest in INTELECT ASW Marketing Services, L.L.C., ("INTELECT ASW"), a joint venture which provides retail point-of-sale tracking through a comprehensive panel of retailers and dealers in the U.S. and around the world. INTELECT ASW provides data to the information technologies, consumer electronics and home appliance industries. The Company's investment in the joint venture approximated $194,000 of which $13,000 was in cash and the balance consisted of related customer receivables. The joint venture began operations on October 1, 1997 and is provided with various management and other services by each of the partners pursuant to management service agreements ("Service Agreements"). During the fourth quarter of 1997, the Company billed $521,000 to INTELECT ASW, consisting principally of pass-through costs pursuant to the Service Agreements. At December 31, 1997, accounts receivable from the joint venture were $521,000 of which $176,000 was billed and $345,000 was unbilled. The Company's interest in this joint venture is recorded on the equity method.

      In January 1998, the Company acquired a 50.1% interest in ASW-KMR Magazine Metrics, L.L.C., a joint venture partnership created to expand the Primary and Total Audience Surveys, a magazine research service developed by the Company. The Company contributed certain intangibles and agreed to make a $100,000 capital contribution. This entity will be consolidated beginning January 1, 1998.

12.   STOCK OPTION PLANS

      The Company has two stock option plans covering an aggregate of 1,650,000 shares of the Company's common stock which have been reserved for option grants to officers, directors, employees and consultants. The 1994 Stock Option Plan covers 650,000 shares of common stock and the 1997 Stock
      Option Plan covers 1,000,000 shares of common stock. The Plans are administered by a committee designated by the Board of Directors. Options are granted at fair market value at date of grant and generally have a term of 10 years. Options granted to employees are generally exercisable over three years beginning one year after date of grant.

      Prior to 1996 there were no options granted under the 1994 Plan. The following table summarizes stock option activity in both plans for 1996 and 1997:

                                                                    WEIGHTED
                                                                    AVERAGE
                                                    NUMBER OF       EXERCISE
                                                     SHARES          PRICE
                                                    --------        --------
1996 Activity:
   Granted                                           637,550        $   2.19
   Forfeited                                         (46,500)       $   2.02
Options outstanding December 31, 1996                591,050        $   2.20
   (O exercisable)
1997 Activity:
   Granted                                           334,800        $   2.75
   Exercised                                         (12,032)       $   2.01
   Forfeited                                         (36,184)       $   2.25
                                                    --------
Options outstanding December 31, 1997
   (189,611 exercisable at an average
    price per share of $2.23)                        877,634        $   2.41
                                                    ========

      The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for the options granted to employees. Had compensation cost for the employee options been determined using the Black-Scholes option-pricing model, the Company would have recorded aggregate compensation of approximately $485,000 in 1997 and $695,000 in 1996 which would be expensed over the options' vesting periods.

      Principal assumptions used in applying the Black-Scholes model were as follows:

                                                         1997      1996
                                                        ------    ------
          Risk-free weighted average interest rate        5.5%      6.0%
          Expected life                                   5.0       4.8
          Volatility                                     55.2%     56.1%

      The pro forma impact for the years ended December 31, 1997 and 1996 of following the provisions of SFAS No. 123 for employee options on the Company's net income and earnings per share would be as follows:

                                                  1997             1996
                                               ----------       ----------
Net income
   As reported                                 $1,418,000       $2,589,000

   Pro forma                                   $1,155,000        2,434,000

Basic earnings per share

   As reported                                 $     0.11       $     0.20

   Pro forma                                   $     0.09       $     0.19

Diluted earnings per share
   As reported                                 $     0.11       $     0.20

   Pro forma                                   $     0.09       $     0.18

13.   ECONOMIC DEPENDENCY AND CONCENTRATION OF CREDIT RISK

      Approximately 33 percent, 28 percent, and 23 percent of the Company's revenues for the years ended December 31, 1997, 1996 and 1995, respectively, were derived from one client. No other client accounted for more than 10% of the Company's revenues.



14.   EMPLOYEE BENEFIT PLANS

      DEFINED CONTRIBUTION PLAN - The Company sponsors a defined contribution (401(k)) plan covering substantially all of its employees. Contributions to the plan amounted to $179,000, $151,000 and $173,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Prior to 1997, the Company's contributions were determined annually by management. Beginning in 1997, the Company provided matching contributions to the plan at a rate of 50% of an employee's monthly contribution on a maximum of 3% of the employee's salary.

 .     DEFINED  BENEFIT PLAN - Until  December 31, 1996 the Company  maintained a retirement plan covering only the former employees of Triangle (the "Triangle Salaried Pension Guarantee Plan"). Effective January 1, 1997, the Triangle Salaried Pension Guarantee Plan was amended to, among other things, ( i ) change the name of the plan to the Audits & Surveys
      Worldwide, Inc. Account Balance Retirement Plan (the "ASW Retirement Plan"), ( ii ) include all employees of the Company completing one year of service and ( iii ) establish participant accounts which will be credited each year with an amount equal to one and one half percent of the participant's plan compensation ( as defined ) and interest on the account balance at the rate applicable to 30 year U.S.
      Treasury securities.

      Pension costs are based on the provisions of SFAS No. 87, "Employers' Accounting for Pensions." The net periodic pension credits for the years ended December 31, 1997 and 1996 and the period from March 31, 1995 (the date of the merger) to December 31, 1995 included the following components:

                                                                  MARCH 31,
                                      YEAR ENDED DECEMBER 31,      1995 TO
                                       ---------------------     DECEMBER 31,
                                         1997          1996          1995
                                       -------       -------       -------
                                                      ($000)

Service cost benefits                  $   114       $    14       $    24
Interest cost on projected
  benefit obligation                       381           353           273

Return on plan assets                   (1,091)         (514)         (361)
Deferral                                   544          --            --
                                       -------       -------       -------

Net periodic pension credit            $   (52)      $  (147)      $   (64)
                                       =======       =======       =======

      The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.0% for 1997, 7.5% for 1996 and 7.0% for 1995. The rate of increase in future compensation levels was 4% and the weighted average long-term rate of return on assets was 8.5% for 1997, 1996 and 1995.

      The following table indicates the funded status of the ASW Retirement Plan and the amount recognized as prepaid pension costs in the consolidated balance sheet at December 31, 1997 and 1996:



                                                                 DECEMBER 31,
                                                             ------------------
                                                               1997       1996
                                                             -------    -------
                                                                   ($000)
Actuarial present value of benefit obligations:
    Accumulated benefits obligation including vested
    benefits of $5,436,000 and $5,073,000, respectively      $(5,543)   $(5,073)
                                                             =======    =======

Projected benefit obligation                                 $(5,543)   $(5,073)
Plan assets at fair value, primarily listed stocks
    and corporate obligations                                  7,309      6,657
                                                             -------    -------

Plan assets in excess of projected benefit obligation          1,766      1,584
Unrecognized net gain                                           (624)      (494)
                                                             -------    -------

Prepaid pension costs                                        $ 1,142    $ 1,090
                                                             =======    =======


15.   COMMITMENTS AND CONTINGENCIES

      INCENTIVE AGREEMENTS - The Company is obligated under various incentive compensation agreements with certain key employees. Such agreements provide for incentive bonuses based on the financial performance of their respective divisions. Total incentive bonuses amounted to approximately $2,185,000, $2,394,000 and $1,765,000 in the years ended December 31,
      1997, 1996 and 1995, respectively.

      OPERATING LEASES - The Company is obligated under lease agreements for office space which expire at various dates through February 28, 2003. Under the terms of the leases the Company is obligated to pay its portion of operating costs and real estate tax increases. Rent expense for the years ended December 31, 1997, 1996 and 1995 was approximately $1,799,000, $1,624,000 and $1,676,000, respectively. Sublease rental income for the years ended December 31, 1997, 1996 and 1995 was approximately $393,000, $748,000 and $667,000, respectively.

      Future minimum lease commitments and sublease income at December 31, 1997 are as follows:

YEAR ENDING                                          LEASE              SUBLEASE
DECEMBER 31,                                       COMMITMENT            INCOME
                                                   ----------            ------
                                                               ($000)

1998                                                 $ 2,036             $   738
1999                                                   1,987                 775
2000                                                   1,929                 783
2001                                                   1,830                 791
2002                                                   1,833                 799
Thereafter                                               391                 369
                                                     -------             -------

                                                     $10,006             $ 4,255
                                                     =======             =======


      EMPLOYMENT AGREEMENTS - The Company is obligated under employment compensation agreements with five key executives which require annual aggregate minimum base compensation payments of $1,435,000. These agreements expire at various dates through March 24, 2002. All of these agreements provide for discretionary and/or performance based bonuses in addition to the base compensation.

      SUPPLIER AGREEMENT - On February 6, 1995, the Company entered into a five-year agreement with a supplier whereby the Company will pay $1,500,000 for retail sales data and other rights as specified in the agreement. In the event of termination, the amounts owed to the supplier would be prorated based on the proportion of sales data received during the period prior to termination. As of December 31, 1997, the Company has paid the supplier $1,200,000. The balance of $300,000 is payable over a three-year period.



16.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      Unaudited summary results of operations for 1997 and 1996 (in thousands, except for per share data) were as follows:



           1997               MARCH 31     JUNE 30  SEPTEMBER 30  DECEMBER 31  TOTAL
                               -------     -------     -------     -------   -------
Revenues                       $16,922     $16,011     $16,970     $18,967   $68,870

Income before taxes              1,043         700         633          19     2,395
Net income                         615         413         374          16     1,418
Basic earnings per share          0.05        0.03        0.03        0.00      0.11
Diluted earnings per share        0.05        0.03        0.03        0.00      0.11

           1996

Revenues                       $14,403     $15,897     $14,697     $15,371   $60,368
Income before taxes              1,116       1,241       1,113         938     4,408
Net income                         609         683         612         685     2,589
Basic earnings per share          0.05        0.05        0.05        0.05      0.20
Diluted earnings per share        0.05        0.05        0.05        0.05      0.20


                                     ******

ITEM 14.  FINANCIAL STATEMENT SCHEDULE

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARY
SCHEDULE 11 - VALUATION AND QUALIFYING ACCOUNTS (000'S)
--------------------------------------------------------------------------------

                                                ADDITIONS    DEDUCTIONS
                                                ---------    ----------
                                   BALANCE AT   CHARGED                 BALANCE
                                    BEGINNING   TO PROFIT               AT END
     DESCRIPTION                    OF PERIOD   AND LOSS        (A)    OF PERIOD

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

   Year ended December 31, 1995         $129      $ 92         $ 71      $150

   Year ended December 31, 1996         $150      $108         $228      $ 30

   Year ended December 31, 1997         $ 30      $ 72         $  2      $ l00

(A)   Represents writeoffs of uncollectible accounts receivable