Form 10-Q
period 1998-03-31
AUDITS & SURVEYS WORLDWIDE INC
filed 1998-05-15
CIK 99703

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

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

                              Yes [X]        No [_]

         The number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 1998 was:

          Class                                                 Number of Shares
          -----                                                 ----------------
Common Stock, $0.01 par value                                      13,111,470

                        AUDITS & SURVEYS WORLDWIDE, INC.


                                      INDEX



                                                                            PAGE
                                                                            ----

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets-
                March 31, 1998 and December 31, 1997                         3-4

             Condensed Consolidated Statements of Operations-
                Three Months ended March 31, 1998 and 1997                    5

             Condensed Consolidated Statements of Cash Flows-
                Three Months ended March 31, 1998 and 1997                    6

             Condensed Consolidated Statement of Stockholders' Equity-
                March 31, 1998                                                7

             Notes to Condensed Consolidated Financial Statements             8

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      9-10


PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                11

             Signatures                                                      12

PART I.  FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(Dollar amounts in thousands)


                                                  MAR. 31, 1998  DEC. 31,1997
                                                  -------------  ------------
                                                   (Unaudited)
ASSETS

CURRENT ASSETS:
       Cash                                           $   706       $ 1,524
       Accounts receivable:
          Billed                                        8,139         9,274
          Unbilled                                      6,863         6,114
       Prepaid expenses and inventories                 1,335         1,317
       Deferred income taxes                              479           479
       Other current assets                               322           563
                                                      -------       -------

          Total current assets                         17,844        19,271
                                                      -------       -------

PROPERTY AND EQUIPMENT, NET                             3,779         3,579

PREPAID PENSION COSTS                                   1,142         1,142

DEFERRED INCOME TAXES                                   2,348         2,406

OTHER ASSETS                                            2,090         2,057
                                                      -------       -------

TOTAL ASSETS                                          $27,203       $28,455
                                                      =======       =======



            See notes to condensed consolidated financial statements.

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(Dollar amounts in thousands)


                                                            MAR. 31, 1998    DEC. 31,1997
                                                            -------------    ------------
                                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Notes payable bank                                     $  2,900         $  1,500
       Accounts payable and accrued expenses                     4,992            6,148
       Accrued payroll and bonuses                                 659            2,197
       Customer billings in excess of revenues earned            4,376            3,897
       Income taxes payable                                       --                133
       Current portion of long-term debt                           619              617
       Current portion of capital lease obligations                 93               80
                                                              --------         --------

          Total current liabilities                             13,639           14,572
                                                              --------         --------

LONG-TERM DEBT-Net of current portion                            1,546            1,702
CAPITAL LEASE OBLIGATIONS - Net of current portion                 196              230
OTHER LIABILITIES                                                1,924            2,043
                                                              --------         --------

          Total liabilities                                     17,305           18,547
                                                              --------         --------

MINORITY INTEREST                                                  128              102
STOCKHOLDERS' EQUITY:
       Preferred stock, $1.00 par value, 1,000,000 shares
          authorized and unissued                                 --               --
       Common stock, $.01 par value, 30,000,000 shares
          authorized; 13,111,470 shares issued at
          March 31, 1998 and 13,111,137 shares issued
          at December 31, 1997                                     131              131
       Additional paid-in capital                                4,414            4,413
       Retained earnings                                         5,328            5,366
       Accumulated other comprehensive income                     (103)            (104)
                                                              --------         --------

       Total stockholders' equity                                9,770            9,806
                                                              --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 27,203         $ 28,455
                                                              ========         ========

            See notes to condensed consolidated financial statements.

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------
(Dollar amounts in thousands except for per share data)

                                                        THREE  MONTHS  ENDED MARCH 31,
                                                        ------------------------------

                                                             1998            1997
                                                         ------------    ------------
REVENUES                                                 $     13,743    $     16,922
                                                         ------------    ------------

COSTS AND EXPENSES:
       Direct costs                                             6,682           8,580
       Selling, general and administrative expenses             7,210           6,888
       Incentive bonuses                                           48             400
       Interest expense                                            76              64
       Other (income) - net                                       (25)            (53)
       Minority interests in consolidated subsidiaries            (74)           --
                                                         ------------    ------------

TOTAL COSTS AND EXPENSES                                       13,917          15,879
                                                         ------------    ------------

(LOSS) INCOME BEFORE
       (CREDIT) PROVISION FOR INCOME TAXES                       (174)          1,043

(CREDIT) PROVISION FOR INCOME TAXES                              (136)            428
                                                         ------------    ------------

NET (LOSS) INCOME                                        $        (38)   $        615
                                                         ============    ============

BASIC EARNINGS PER COMMON SHARE                          $       --      $        .05
                                                         ============    ============

WEIGHTED AVERAGE COMMON
       SHARES OUTSTANDING                                  13,111,137      13,099,103
                                                         ============    ============

DILUTED EARNINGS PER COMMON SHARE                        $       --      $        .05
                                                         ============    ============

WEIGHTED AVERAGE COMMON SHARES
       OUTSTANDING AND DILUTIVE
       STOCK OPTIONS                                       13,111,137      13,311,485
                                                         ============    ============



            See notes to condensed consolidated financial statements.

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
(Dollar amounts in thousands)

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------
                                                                         1998       1997
                                                                       -------    -------
CASH FLOW FROM OPERATING ACTIVITIES:
       Net (loss) income                                               $   (38)   $   615
       Adjustments to reconcile net income to net cash
                (used in) operating activities:
          Depreciation and amortization                                    285        244
          Deferred income taxes                                             58       --
          Amortization of deferred charges                                  82         93
          Accrued rent                                                     (25)        33
          Changes in operating assets and liabilities:
             Accounts receivable                                           386     (1,217)
             Prepaid expenses and inventories                              (18)      (323)
             Other current assets                                          241        122
             Other assets                                                    3        (22)
             Income taxes payable                                         (133)      (148)
             Accounts payable and accrued expenses                      (1,156)       (62)
             Accrued payroll and bonuses                                (1,538)    (1,711)
             Customer billings in excess of revenues earned                479       (953)
             Other                                                         (68)       (84)
                                                                       -------    -------
                           Net cash used in operating activities        (1,442)    (3,413)
                                                                       -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                (485)      (173)
       Investment in joint venture                                        (119)      --
                                                                       -------    -------
                           Net cash used in investing activities          (604)      (173)
                                                                       -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from bank borrowings                                     1,400      1,500
       Dividends to stockholders                                          --         (655)
       Principal payments of debt                                         (153)      (146)
       Principal payments of capital lease obligations                     (21)       (13)
       Issuance of common stock and directors' options                       1          5
                                                                       -------    -------
                           Net cash provided by financing activities     1,227        691
                                                                       -------    -------

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH                                  1          8
                                                                       -------    -------


NET DECREASE IN CASH                                                      (818)    (2,887)

CASH, BEGINNING OF PERIOD                                                1,524      3,827
                                                                       -------    -------

CASH, END OF PERIOD                                                    $   706    $   940
                                                                       =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for: Interest                            $    84    $    26
                                                                       =======    =======
                                   Income taxes                        $   347    $   563
                                                                       =======    =======
SUPPLEMENTAL DISCLOSURE OF NON CASH
INVESTING AND FINANCING ACTIVITIES:
  Financing of capital improvements                                               $   430
                                                                                  =======

            See notes to condensed consolidated financial statements.

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------
(Dollar amounts in thousands)


                                                                                    ACCUMULATED
                                                          ADDITIONAL                   OTHER
                                  COMMON       STOCK       PAID-IN      RETAINED   COMPREHENSIVE               COMPREHENSIVE
                                  SHARES       AMOUNT      CAPITAL      EARNINGS       INCOME        TOTAL         INCOME
                                ----------   ----------   ----------   ----------    ----------    ----------    ----------
BALANCE
DECEMBER 31, 1997               13,111,137   $      131   $    4,413   $    5,366    $     (104)   $    9,806          --

    Net loss                          --           --           --            (38)         --             (38)   $      (38)

    Exercise of stock options          333         --              1         --            --               1          --

    Foreign Currency
      Translation Adjustment          --           --           --           --               1             1             1
                                                                                                                 ----------

    Comprehensive Income              --           --           --           --            --            --      $      (37)
                                                                                                                 ==========

BALANCE
MARCH 31, 1998                  13,111,470   $      131   $    4,414   $    5,328    $     (103)   $    9,770
                                ==========   ==========   ==========   ==========    ==========    ==========





            See notes to condensed consolidated financial statements

                AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.       BASIS OF PRESENTATION


         The accompanying condensed consolidated financial statements include the accounts of Audits & Surveys Worldwide, Inc. (the "Company"), and its majority owned subsidiaries, Audits & Surveys Europe, Ltd. and ASW-KMR Magazine Metrics, L.L.C., and certain other currently inactive entities. All significant intercompany transactions and balances have been eliminated.

         The 1998 and 1997 condensed consolidated financial statements have been prepared by the Company and are unaudited. In the opinion of the Company's management all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements presented herein should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison  of the Results of  Operations  for the Quarter  ended March 31, 1998
--------------------------------------------------------------------------------
with the quarter ended March 31, 1997
-------------------------------------

Revenues for the first quarter of 1998 decreased $3.2 million (18.8%) to $13.7 million compared with $16.9 million in the first quarter of 1997. The net decrease in revenues was principally attributable to a client's decision to conduct a major international consumer tracking study on an alternate year basis rather than annually. Substantially all of the revenues from this study were reported in the first quarter of 1997.

Direct costs decreased $1.9 million (22.1%) in the first quarter of 1998 compared with 1997, primarily as a result of the decrease in revenues. As a percentage of revenues, direct costs were 48.6% in 1998 compared with 50.7% in 1997. The decrease in direct costs as a percentage of revenues resulted from changes in the overall mix of research studies in the first quarter of 1998 compared with the same period of 1997.

Selling, general and administrative (SG&A) expenses increased $.3 million (4.7%) in the first quarter of 1998. Approximately 20% of the increase was in payroll and related costs and resulted primarily from normal salary adjustments. The remainder of the increase in SG&A expenses was spread over various expenses such as rent, utilities, depreciation, professional and consulting fees and additions to the allowance for doubtful accounts.

The lower provision for incentive bonuses in the first quarter of 1998 compared with the same period of 1997 resulted from the decrease in operating income on which the incentive bonuses are calculated.

Income taxes for the first quarter of 1998 reflect a tax credit of 78% of the reported pretax loss compared with a tax provision in the first quarter of 1997 at 41% of reported pretax income. The 1998 tax credit includes a credit of $65,000 in accumulated tax over-provisions of prior years which are no longer required.

Financial Condition and Liquidity
---------------------------------

At March 31, 1998, the Company had working capital of $4.2 million and a current ratio of 1.31 to 1 compared with working capital of $4.7 million and a current ratio of 1.32 to 1 at December 31, 1997.

Cash flow from operations and borrowings under its credit facilities with its bank are the Company's principal sources of funds. The Company's cash flow and borrowings have historically been sufficient to provide funds for working capital, capital expenditures and payment of indebtedness. The Company maintains a $4,000,000 secured line of credit with its bank which expires on June 5, 1998. The Company believes it will be successful in renewing such line of credit.

Net cash used in operating activities was $1,442,000, consisting primarily of the net loss of $38,000 adjusted for non-cash expenses of $400,000, increases in customer billings in excess of revenue earned of $479,000 and decreases in accounts receivable of $386,000 offset primarily by decreases in accounts payable and accrued expenses of $1,156,000 and accrued payroll and bonuses of $1,538,000.

Net cash used in investing activities was $604,000 resulting from the purchase of property and equipment of $485,000 and investments in joint ventures of $119,000.

Net cash provided by financing activities was $1,227,000 consisting primarily of proceeds from short term bank borrowings of $1,400,000 offset by repayments of bank borrowings and other debt of $174,000.

The Company believes that its credit arrangements with its bank combined with its capital base and funds expected to be generated by its operations will be adequate to fund its planned capital expenditures, meet its debt obligations and finance its operations for at least the next twelve months.

NEW ACCOUNTING PRINCIPLES

During 1997, the Financial Accounting Standards Board issued the following accounting standards: Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) and Statement of Financial Accounting Standards No. 132 "Employers Disclosures about Pension and other Post Retirement Benefit Plans" (SFAS No. 132). The Company does not expect any material effect from adoption of SFAS No. 131 and 132. The Company has adopted SFAS No, 130 in the current quarter and has reported comprehensive income as a component of equity.

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

                           PART II - OTHER INFORMATION



ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.*

a.            Exhibits:


              27.01 Financial Data Schedule


b.            Reports on Form 8-K:

              The Company has not filed any reports on Form 8-K during the quarterly period ended March 31, 1998.




















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

                                                AUDITS & SURVEYS WORLDWIDE, INC.




MAY 14, 1998                                    By: /S/  H. ARTHUR BELLOWS, JR.
------------                                        ---------------------------
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