Form 10-Q
period 1998-06-30
AUDITS & SURVEYS WORLDWIDE INC
filed 1998-08-14
CIK 99703

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                         Commission File Number: 1-7675


                        AUDITS & SURVEYS WORLDWIDE, INC.
                        -------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                        13-1809586
        -----------                                    --------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

650 AVENUE OF THE AMERICAS, NEW YORK, NEW YORK                  10011
----------------------------------------------                ---------
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: (212) 627-9700
                                                    --------------

         Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [  ]

         The number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 1998 was:

                  CLASS                                  NUMBER OF SHARES
                 -------                                ------------------
Common Stock, $0.01 par value                                13,116,136

                        AUDITS & SURVEYS WORLDWIDE, INC.

                                      INDEX                            PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheets-
            June 30, 1998 and December 31, 1997                         3-4

         Condensed Consolidated Statements of Income-
            Three Months and Six Months ended June 30, 1998 and 1997      5

         Condensed Consolidated Statements of Cash Flows-
             Six Months ended June 30, 1998 and 1997                      6

         Condensed Consolidated Statement of Stockholders' Equity-
             June 30, 1998                                                7

         Notes to Condensed Consolidated Financial Statements             8

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.                                 9-11


PART II. OTHER INFORMATION

Item 4   Submission of Matters to a Vote of Security-Holders.             12

Item 6.  Exhibits and Reports on Form 8-K.                                13

         Signatures                                                       14

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(Dollar Amounts in Thousands Except for Per Share Data)

                                                                          JUNE 30, 1998             DEC. 31, 1997
                                                                          -------------             -------------
                                                                           (Unaudited)
ASSETS


CURRENT ASSETS:
       Cash                                                              $     1,174               $     1,524
       Accounts receivable:
          Billed                                                               7,249                     9,274
          Unbilled                                                             5,679                     6,114
       Prepaid expenses and inventories                                        1,454                     1,317
       Deferred income taxes                                                     479                       479
       Other current assets                                                      204                       563
                                                                          ----------                   -------

          Total current assets                                                16,239                    19,271
                                                                          ----------                    ------

PROPERTY AND EQUIPMENT, NET                                                    3,634                     3,579

PREPAID PENSION COSTS                                                          1,142                     1,142

DEFERRED INCOME TAXES                                                          2,289                     2,406

OTHER ASSETS                                                                   2,272                     2,057
                                                                          ----------                ----------

TOTAL ASSETS                                                             $    25,576               $    28,455
                                                                         ===========               ===========


            See notes to condensed consolidated financial statements.


AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(Dollar amounts in thousands except for per share data)


                                                                        JUNE 30, 1998             DEC. 31, 1997
                                                                        -------------             -------------
                                                                        (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Notes payable bank                                                 $    2,300                $    1,500
       Accounts payable and accrued expenses                                   3,697                     6,148
       Accrued payroll and bonuses                                             1,264                     2,197
       Customer billings in excess of revenues earned                          3,969                     3,897
       Income taxes payable                                                       88                       133
       Current portion of long-term debt                                         622                       617
       Current portion of capital lease obligations                              106                        80
                                                                          ----------                ----------

          Total current liabilities                                           12,046                    14,572
                                                                          ----------                ----------

LONG-TERM DEBT-net of current portion                                          1,390                     1,702
CAPITAL LEASE OBLIGATIONS-net of current portion                                 209                       230
OTHER LIABILITIES                                                              1,875                     2,043
                                                                          ----------                ----------

          Total liabilities                                                   15,520                    18,547
                                                                          ----------                ----------

MINORITY INTERESTS                                                                64                       102


STOCKHOLDERS' EQUITY:
       Preferred stock, $1.00 par value, 1,000,000 shares
          authorized and unissued                                                  -                         -
       Common stock, $.01 par value, 30,000,000 shares
          authorized; 13,116,136 shares issued at June 30, 1998
          and 13,111,135 shares issued at December 31, 1997                      131                       131
       Additional paid-in capital                                              4,423                     4,413
       Retained earnings                                                       5,565                     5,366
       Accumulated other comprehensive income                                  (127)                     (104)
                                                                          ----------                ----------

          Total stockholders' equity                                           9,992                     9,806
                                                                          ----------                ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $   25,576                  $ 28,455
                                                                          ==========                ==========

            See notes to condensed consolidated financial statements.

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------
(Dollar amounts in thousands except for per share data)


                                                     THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------                 -------------------------
                                                        1998                1997                   1998              1997
                                                        ----                ----                   ----              ----

REVENUES$                                              14,148       $      16,011       $       27,737        $     32,933
                                               --------------       -------------       --------------        ------------

COSTS AND EXPENSES:
     Direct costs                                       6,646               7,442                13,328            16,022
     Selling, general and
        administrative expense                          7,207               7,149                14,417            14,037
     Incentive bonuses                                    233                 552                   281               952
     Interest expense                                     106                  72                   182               136
     Other expense (income) - net                        (44)                  96                  (69)                43
     Share of income in unconsolidated
        joint venture                                   (222)                   -                 (376)                 -
     Minority interests in
        consolidated subsidiaries                       (180)                   -                 (254)                 -
                                               --------------      --------------       ---------------     -------------

TOTAL COSTS AND EXPENSES                               13,746              15,311                27,509            31,190
                                               --------------      --------------       ---------------     -------------

INCOME BEFORE PROVISION
    FOR INCOME TAXES                                      402                 700                   228             1,743

PROVISION FOR
    INCOME TAXES                                          165                 287                    29               715
                                               --------------      --------------       ---------------     -------------

NET INCOME                                     $          237      $          413       $           199     $       1,028
                                               ==============      ==============       ===============     =============

BASIC EARNINGS PER
    COMMON SHARE                               $          .02      $          .03       $           .02     $         .08
                                               ==============      ==============       ===============     =============

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                             13,113,609          13,103,549            13,112,380        13,101,338
                                               ==============      ==============       ===============     =============

DILUTED EARNINGS
    PER COMMON SHARE                           $          .02      $          .03       $           .02     $         .08
                                               ==============      ==============       ===============     =============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING AND
   DILUTIVE STOCK OPTIONS                          13,292,456          13,215,474            13,265,293        13,263,214
                                               ==============      ==============       ===============     =============


            See notes to condensed consolidated financial statements.

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
(Dollar amounts in thousands)




                                                                                SIX  MONTHS  ENDED  JUNE  30,
                                                                                -----------------------------

                                                                               1998                     1997
                                                                               ----                     ----
CASH FLOW FROM OPERATING ACTIVITIES:
       Net income                                                           $    199                  $1,028
       Adjustments to reconcile net income to net cash
          (used in) provided by operating activities:
          Depreciation and amortization                                          599                     497
          Deferred income taxes                                                  117                     118
          Amortization of deferred charges                                       116                     184
          Share of income in unconsolidated joint venture                      (376)                       -
          Minority interest in consolidated subsidiary                          (38)                       -
          Accrued rent                                                          (79)                      96
          Changes in operating assets and liabilities:
              Accounts receivable                                              2,460                 (2,014)
              Prepaid expenses and inventories                                 (137)                   (463)
              Other current assets                                               358                      91
              Other assets                                                        14                       -
              Income taxes payable                                              (46)                   (534)
              Accounts payable and accrued expenses                          (2,451)                     758
              Accrued payroll and bonuses                                      (933)                 (1,788)
              Customer billings in excess of revenues earned                      72                 (1,830)
              Other                                                             (56)                    (87)
                                                                          ----------               ---------
                           Net cash used in operating activities               (181)                 (3,944)
                                                                          ----------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                     (618)                   (495)
                                                                          ----------               ---------
                           Net cash used in investing activities               (618)                   (495)
                                                                          ----------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from bank borrowings                                             800                   2,100
       Dividends to stockholders                                                   -                   (655)
       Principal payments of debt                                              (307)                   (304)
       Principal payments of capital lease obligations                          (30)                    (27)
       Issuance of common stock and director's options                            10                    22
                                                                          ----------               ---------
                           Net cash provided by financing activities             473                   1,136
                                                                          ----------               ---------

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH                                     (24)                     (8)
                                                                          ----------               ---------

NET (DECREASE) IN CASH                                                         (350)                 (3,311)

CASH, BEGINNING OF PERIOD                                                      1,524                   3,827
                                                                          ----------               ---------

CASH ,  END OF  PERIOD                                                    $    1,174               $     516
                                                                          ==========               =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid during the period for: Interest                          $      196               $     102
                                                                          ==========               =========

                                       Income taxes                       $      532               $   1,099
                                                                          ==========               =========

SUPPLEMENTAL DISCLOSURE OF NON CASH
INVESTING AND FINANCING ACTIVITIES:
       Financing of capital improvements                                  $       36               $     430
                                                                          ==========               =========

       Contribution from minority interest in consolidated joint venture  $      216               $       -
                                                                          ==========               =========


      See notes to  condensed  consolidated  financial statements.

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------
(Dollar amounts in thousands)




                                                                                        ACCUMULATED
                                                           ADDITIONAL                      OTHER
                                     COMMON        STOCK     PAID-IN       RETAINED    COMPREHENSIVE                  COMPREHENSIVE
                                     SHARES       AMOUNT     CAPITAL       EARNINGS       INCOME        TOTAL            INCOME
                                     ------       ------     -------       --------       ------        -----            ------


BALANCE
DECEMBER 31, 1997                 13,111,137        $131     $4,413          $5,366        $(104)      $9,806

    Net Income                                                                  199                       199          $    199

    Exercise of stock options          4,999                     10                                        10

    Foreign Currency
      Translation Adjustment                                                                 (23)         (23)              (23)
                                                                                                                        --------

    Comprehensive Income                                                                                               $    176
                                                                                                                        ========
                         ------------------------------------------------------------------------------------

BALANCE
JUNE 30, 1998                     13,116,136        $131     $4,423          $5,565        $(127)      $9,992
                                  ===========================================================================







            See notes to condensed consolidated financial statements.

                AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Audits & Surveys Worldwide, Inc. (the "Company"), and its majority owned subsidiaries, Audits & Surveys Europe, Ltd. ("ASE") and ASW-KMR Magazine Metrics, L.L.C., ("ASW-KMR") and certain other currently inactive entities. All significant intercompany transactions and balances have been eliminated.

The 1998 and 1997 condensed consolidated financial statements have been prepared by the Company and are unaudited. In the opinion of the Company's management all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements presented herein should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON  OF THE RESULTS OF  OPERATIONS  FOR THE QUARTER AND SIX MONTHS  ENDED
--------------------------------------------------------------------------------
JUNE 30, 1998 WITH THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1997
-----------------------------------------------------------------


Revenues for the second quarter of 1998 were $14.1 million compared with $16.0 million in the second quarter of 1997. Revenues for the first six months of 1998 were $27.7 million compared with $32.9 million in the first six months of 1997. The decreases of 11.6% in the second quarter and 15.8% in the first six months of 1998 were primarily attributable to a client's decision to conduct a major international consumer tracking study on an alternate year basis rather than annually. All of the revenues from this study were reported in the first six months of 1997 including a portion reported in the second quarter. The decreases in revenues in the second quarter and first six months of 1998 also resulted from lower revenues from several media research projects.

Direct costs decreased $.8 million (10.7%) in the second quarter and $2.7 million (16.8%) in the first six months of 1998 compared with the same periods of 1997. The decreases in 1998 direct costs were primarily the result of the decreases in revenues. In addition, direct costs in 1997 included higher costs incurred in the development of expanded syndicated research services which were not incurred in 1998. As a percentage of revenues, direct costs were 47.0% in the second quarter and 48.1% in the first six months of 1998 compared with 46.5% in the second quarter and 48.7% in the first six months of 1997. The changes in 1998 direct costs, as a percentage of 1998 revenues, are generally reflective of the changes in the mix of research services compared with 1997 as well as the effect of the syndicated research development costs incurred in 1997.

Selling, general and administrative (SG&A) expenses were approximately the same in the second quarters of 1998 and 1997 and increased $.4 million (2.7%) in the first six months of 1998. The increases in SG&A for the first six months of 1998 were principally in rent and related utilities, depreciation, professional and consulting fees and additions to the allowance for doubtful accounts.

The lower provisions for incentive bonuses in the second quarter and six month periods of 1998 compared with the same periods of 1997 resulted from the decreases in year-to-date operating income on which the incentive bonuses are calculated.

Interest expenses were higher in the second quarter and first six months of 1998 compared with the same periods of 1997 primarily because of higher average short-term bank borrowings.

Other expense (income) in the second quarter and first six months of 1997 included a charge for the effects of the termination of a sublease between the Company and a subtenant for a portion of the space at the Company's New York headquarters. There was no similar expense in 1998.

Share of income in unconsolidated joint venture represents the Company's 25% interest in Intelect ASW Marketing Services, LLC, a joint venture which began operations in late 1997.

Minority interests in consolidated subsidiaries represent the portions of the losses of such subsidiaries, principally ASW-KMR, applicable to the minority shareholders of such entities.

Income taxes for the second quarter and six month periods of 1998 and 1997 have been provided at 41% of reported pretax income. The provision for income taxes for the first six months of 1998 also includes a credit of $65,000, reported in the first quarter, representing accumulated tax over-provisions of prior years which are no longer required.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

At June 30, 1998, the Company had working capital of $4.2 million and a current ratio of 1.35 to 1 compared with working capital of $4.7 million and a current ratio of 1.32 to 1 at December 31, 1997.

Cash flow from operations and borrowings under its credit facilities with its bank are the Company's principal sources of funds. The Company's cash flow and borrowings have historically been sufficient to provide funds for working capital, capital expenditures and payment of indebtedness. In June 1998, the Company's secured line of credit with its bank was extended to June 30, 1999 and was increased from $4,000,000 to $5,000,000.

Net cash used in operating activities was $181,000 consisting principally of net income of $199,000, adjusted for non-cash expenses of $339,000, and decreases in accounts receivable of $2,460,000 offset primarily by decreases in accounts payable and accrued expenses of $2,451,000 and accrued payroll and bonuses of $933,000.

Net cash used in investing activities was $618,000 resulting from the purchases of property and equipment.

Net cash provided by financing activities was $473,000 consisting principally of proceeds from short term bank borrowings of $800,000 offset by repayments of bank borrowings and other debt of $337,000.

The Company believes that its credit arrangements with its bank combined with its capital base and funds expected to be generated by its operations will be adequate to fund its planned capital expenditures, meet its debt obligations and finance its operations for at least the next twelve months.

NEW ACCOUNTING PRINCIPLES
-------------------------

During 1997, the Financial Accounting Standards Board issued the following accounting standards: Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) and Statement of Financial Accounting Standards No. 132 "Employers Disclosures about Pension and Other Post Retirement Benefit Plans" (SFAS No. 132). The Company does not expect any material effect from adoption of SFAS No. 131 and 132. The Company adopted SFAS No. 130 in the first quarter of 1998 and has reported comprehensive income as a component of equity.

FORWARD LOOKING STATEMENTS
--------------------------

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. As such, final results could differ from estimates or expectations due to factors such as changes in market conditions, loss of a significant client and changes in government regulations and policies, among others. For any of these factors, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended.

IMPACT OF INFLATION
-------------------

General inflation in the economy has increased operating expenses of most businesses. The Company has provided compensation increases generally in line with the inflation rate and incurred higher prices for materials, goods and services. The Company continually seeks methods of reducing costs and streamlining operations while maximizing efficiency through improved internal operating procedures and controls. While the Company is subject to inflation as described above, management believes that inflation currently does not have a material effect on the Company's operating results, but there can be no assurance that this will continue to be so in the future.

                           PART II - OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

On June 10, 1998 the Company held its 1998 Annual Meeting of Stockholders (the "1998 Meeting"). At the 1998 Meeting, the Company's stockholders elected 10 directors to serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified. The vote for such directors was as follows:

                                            FOR                       WITHHELD
                                            ---                       --------

              Solomon Dutka                 11,774,165                 86,426
              H. Arthur Bellows, Jr.        11,845,934                 14,657
              Carl Ravitch                  11,846,091                 14,500
              Charles E. Bradley            11,846,091                 14,500
              Brian G. Dyson                11,846,091                 14,500
              Matthew Goldstein             11,846,091                 14,500
              Robert C. Miller              11,846,091                 14,500
              William Newman                11,846,091                 14,500
              Joseph Plummer                10,845,970                 14,621
              William A. Zebedee            11,846,091                 14,500


In addition, at the 1998 Meeting the Company's stockholders voted with respect to the ratification of the appointment of Deloitte & Touche LLP as the Company's independent public accountants to audit the Company's consolidated financial statements for 1998. In connection with this proposal, 11,851,546 shares were cast for the proposal, 5,167 shares were cast against the proposal and the holders of 3,878 votes abstained from voting.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.*

         a.   Exhibits:

              27.01     Financial Data Schedule

         b.   Reports on Form 8-K:

              The Company did not file any reports on Form 8-K during the quarterly period ended June 30, 1998.


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

                                               AUDITS & SURVEYS WORLDWIDE, INC.



         AUGUST 12, 1998                        By: /S/  H. Arthur Bellows, Jr
         ---------------                            ---------------------------
         Date                                            H. Arthur Bellows, Jr.
                                                         President


                                                By:/S/   Alan J. Ritter
                                                   -----------------------------
                                                         Alan J. Ritter
                                                         Senior Vice President
                                                         Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit No.                      Description
----------                       -----------


27                               Financial Data Schedule