Form 10-Q
period 1998-09-30
AUDITS & SURVEYS WORLDWIDE INC
filed 1998-11-16
CIK 99703

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                         Commission File Number: 1-7675

                        AUDITS & SURVEYS WORLDWIDE, INC.
                        -------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                  13-1809586
         --------                                  ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

650 Avenue of the Americas, New York, New York                     10011
----------------------------------------------                  ------------
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

                                 Yes  X      No
                                     --           --

         The number of shares outstanding of each of the issuer's classes of common stock, as of November 12 , 1998 was:

           Class                                               Number of Shares
           -----                                               ----------------
Common Stock, $0.01 par value                                      13,116,136

                        AUDITS & SURVEYS WORLDWIDE, INC.


                                  INDEX


                                                                           Page
                                                                           ----

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheets-
            September 30, 1998 and December 31, 1997                        3-4

         Condensed Consolidated Statements of Income-
            Three Months and Nine Months ended September 30, 1998 and 1997    5

         Condensed Consolidated Statements of Cash Flows-
            Nine Months ended September 30, 1998 and 1997                     6

         Condensed Consolidated Statement of Stockholders' Equity-
            September 30, 1998                                                7

         Notes to Condensed Consolidated Financial Statements                 8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                        9-12


Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.                                   13

         Signatures                                                          14

PART I.  FINANCIAL INFORMATION
Item 1.     Financial Statements

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(Dollar Amounts in Thousands Except for Share Data)


                                                                         Sept. 30, 1998             Dec. 31, 1997
                                                                         --------------             -------------
                                                                           (Unaudited)

ASSETS

CURRENT ASSETS:
       Cash                                                              $       849               $     1,524
       Accounts receivable:
          Billed                                                               7,587                     9,274
          Unbilled                                                             4,679                     6,114
       Prepaid expenses and inventories                                        1,349                     1,317
       Deferred income taxes                                                     479                       479
       Other current assets                                                      734                       563
                                                                          ----------                   -------

          Total current assets                                                15,677                    19,271
                                                                          ----------                    ------

PROPERTY AND EQUIPMENT, NET                                                    3,539                     3,579

PREPAID PENSION COSTS                                                          1,142                     1,142

DEFERRED INCOME TAXES                                                          2,230                     2,406

OTHER ASSETS                                                                   2,305                     2,057
                                                                          ----------                ----------

TOTAL ASSETS                                                             $    24,893               $    28,455
                                                                         ===========               ===========



           See notes to condensed consolidated financial statements.


AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(Dollar amounts in thousands except for share data)



                                                                         Sept. 30, 1998            Dec. 31,  1997
                                                                         --------------            --------------
                                                                           (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Notes payable bank                                                 $    2,500                $    1,500
       Accounts payable and accrued expenses                                   3,902                     6,148
       Accrued payroll and bonuses                                             1,064                     2,197
       Client billings in excess of revenues earned                            3,636                     3,897
       Income taxes payable                                                        -                       133
       Current portion of long-term debt                                         619                       617
       Current portion of capital lease obligations                              115                        80
                                                                          ----------                ----------

          Total current liabilities                                           11,836                    14,572
                                                                          ----------                ----------

LONG-TERM DEBT-Net of current portion                                          1,238                     1,702
CAPITAL LEASE OBLIGATIONS-net of current portion                                 187                       230
OTHER LIABILITIES                                                              1,784                     2,043
                                                                          ----------                ----------

          Total liabilities                                                   15,045                    18,547
                                                                          ----------                ----------

MINORITY INTERESTS                                                                78                       102


STOCKHOLDERS' EQUITY:
       Preferred stock, $1.00 par value, 1,000,000 shares
          authorized and unissued                                                  -                         -
       Common stock, $.01 par value, 30,000,000 shares
          authorized; 13,116,136 shares issued at
          September 30, 1998 and 13,111,137 shares issued
          at December 31, 1997                                                   131                       131
       Additional paid-in capital                                              4,423                     4,413
       Retained earnings                                                       5,337                     5,366
       Accumulated other comprehensive income                                   (121)                     (104)
                                                                           ----------                ----------

          Total stockholders' equity                                           9,770                     9,806
                                                                           ---------                ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $   24,893                  $ 28,455
                                                                          ==========                  ========

           See notes to condensed consolidated financial statements.



AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------
(Dollar amounts in thousands except for share and per share data)

                                                       Three Months Ended Sept. 30,             Nine Months Ended Sept. 30,
                                                        1998                1997                   1998              1997
                                                        ----                ----                   ----              ----
REVENUES                                          $    12,701       $      16,970            $        40,438        $   49,903
                                                --------------      --------------            ---------------     -------------

COSTS AND EXPENSES:
     Direct costs                                       5,942               8,320                     19,270            24,342
     Selling, general and
        administrative expense                          7,171               7,387                     21,588            21,424
     Incentive bonuses                                    189                 453                        470             1,405
     Interest expense                                      98                 104                        280               240
     Other expense (income) - net                           4                  73                        (65)              116
     Share of income in unconsolidated
        joint venture                                    (239)                  -                       (615)                -
     Minority interests in
        consolidated subsidiaries                         (78)                  -                       (332)                -
                                               ---------------     --------------            ---------------     -------------

TOTAL COSTS AND EXPENSES                               13,087              16,337                     40,596            47,527
                                               ---------------     --------------            ---------------     -------------

INCOME (LOSS) BEFORE
    PROVISION (BENEFIT) FOR                              (386)                633                       (158)            2,376
    INCOME TAXES

PROVISION (BENEFIT) FOR
    INCOME TAXES                                         (158)                259                       (129)              974
                                               --------------      --------------            ---------------     -------------

NET INCOME (LOSS)                              $         (228)      $         374            $           (29)     $      1,402
                                               ===============     ==============            ===============     =============

BASIC EARNINGS (LOSS) PER
    COMMON SHARE                               $         (.02)      $         .03            $             -     $         .11
                                               ==============      ==============            ===============     =============

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                             13,116,136          13,106,551                 13,113,646        13,103,095
                                               ==============      ==============            ===============     =============

DILUTED EARNINGS (LOSS)
    PER COMMON SHARE                           $         (.02)     $          .03            $             -     $         .11
                                               ==============      ==============            ===============     =============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING AND
   DILUTIVE STOCK OPTIONS                          13,116,136          13,269,615                 13,113,646        13,265,371
                                               ==============      ==============            ===============     =============

See  notes to  condensed  consolidated  financial  statements.

AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
(Dollar amounts in thousands)

                                                                                Nine Months Ended Sept. 30,
                                                                                --------------------------
                                                                               1998                     1997
                                                                               ----                     ----


 CASH FLOW FROM OPERATING ACTIVITIES:
       Net income (loss)                                                         (29)                 $1,402
       Adjustments to reconcile net income to net cash
          (used in) provided by operating activities:
          Depreciation and amortization                                          861                     765
          Deferred income taxes                                                  176                     177
          Amortization of deferred charges                                       200                     288
          Share of income in unconsolidated joint venture                       (615)                      -
          Minority interest in consolidated subsidiary                           (24)                      -
          Accrued rent                                                          (169)                    144
          Changes in operating assets and liabilities:
              Accounts receivable                                               3,122                 (4,768)
              Prepaid expenses and inventories                                   (32)                   (436)
              Other current assets                                              (171)                    (18)
              Other assets                                                      (168)                    263
              Income taxes payable                                              (133)                   (537)
              Accounts payable and accrued expenses                           (2,246)                    707
              Accrued payroll and bonuses                                     (1,133)                   (989)
              Client  billings in excess of revenues earned                     (261)                    (23)
              Other                                                              (91)                   (181)
                                                                           ----------               ---------
                           Net cash used in operating activities                (377)                 (3,206)
                                                                           ----------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                      (785)                   (806)
                                                                           ----------               ---------
                           Net cash used in investing activities                (785)                   (806)
                                                                           ----------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from bank borrowings                                           1,000                   2,500
       Dividends to stockholders                                                   -                    (655)
       Principal payments of debt                                               (462)                   (457)
       Principal payments of capital lease obligations                           (44)                    (50)
       Issuance of common stock and directors'  options                           10                      33
                                                                           ----------                ---------
                           Net cash provided by financing activities             504                   1,371
                                                                           ----------                ---------

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH                                      (17)                   (114)
                                                                           ----------                ---------

NET (DECREASE) IN CASH                                                          (675)                 (2,755)

CASH, BEGINNING OF PERIOD                                                      1,524                   3,827
                                                                           ----------               ---------

CASH ,  END OF  PERIOD                                                    $      849              $    1,072
                                                                           ==========               =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid during the period for:
                                       Interest                           $      297              $      234
                                                                           ==========               ==========

                                       Income taxes                       $      532              $    1,302
                                                                           ==========               ==========

SUPPLEMENTAL DISCLOSURE OF NON CASH
INVESTING AND FINANCING ACTIVITIES:
       Financing of capital improvements                                  $       36              $      430
                                                                          ==========               ==========

       Contribution from minority interest in consolidated joint venture  $      308              $        -
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


AUDITS & SURVEYS WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

--------------------------------------------------------------------------------
(Dollar amounts in thousands)




                                                                                         ACCUMULATED
                                                           ADDITIONAL                       OTHER
                                COMMON        STOCK          PAID-IN       RETAINED     COMPREHENSIVE             COMPREHENSIVE
                                SHARES       AMOUNT          CAPITAL       EARNINGS        INCOME      TOTAL       INCOME  (LOSS)
                                ------       ------        ---------       --------     -------------  -----      --------------


BALANCE
DECEMBER 31, 1997            13,111,137        $131          $4,413          $5,366         $(104)     $9,806

    Net Income (Loss)                                                           (29)                      (29)      $        (29)

    Exercise of stock option      4,999                          10                                        10

    Foreign Currency
      Translation Adjustment                                                                  (17)        (17)               (17)
                                                                                                                    ------------
    Comprehensive Loss                                                                                              $        (46)
                                                                                                                    ============
                             --------------------------------------------------------------------------------


BALANCE
September 30, 1998            13,116,136       $131          $4,423          $5,337         $(121)     $9,770
                             ================================================================================




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

The 1998 and 1997 condensed consolidated financial statements have been prepared by the Company and are unaudited. In the opinion of the Company's management all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements presented herein should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

2.       SUBSEQUENT EVENT

On October 30, 1998 the Company and a former client signed a negotiated settlement agreement terminating a contract under which the Company had been providing media representation, consulting and administrative services. The settlement amount of $650,000.00 is to be paid by the former client over an eighteen-month period in four installments of $162,500, which began on October 30, 1998. Accordingly, the Company will record other income in the fourth quarter of 1998 equal to the present value of the settlement amount.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Comparison  of the Results of  Operations  for the Quarter and Nine Months ended
--------------------------------------------------------------------------------
September 30, 1998 with the Quarter and Nine Months ended September 30, 1997
----------------------------------------------------------------------------


Revenues for the third quarter of 1998 were $12.7 million compared with $16.9 million in the third quarter of 1997. Revenues for the first nine months of 1998 were $40.4 million compared with $49.9 million in the first nine months of 1997. The decrease of 25.2% in the third quarter of 1998 was principally the result of lower revenues from custom research and declines in international and domestic continuous tracking studies and a syndicated media research service. In addition, certain syndicated audit services which were included in the Company's revenues in 1997 are now reported by a joint venture in which the Company owns a 25% interest. Accordingly, the operations of this joint venture are not consolidated with the Company's operations and, therefore, the related syndicated service revenues are no longer reported by the Company in 1998.

The decrease of 18.9% in revenues for the nine-month period of 1998 compared with 1997 included the effects of the factors impacting the third quarter. In addition, approximately 40% of the decrease in the nine-month period of 1998 was attributable to a client's decision to conduct a major international consumer tracking study on an alternate year basis rather than annually. All of the revenues from this study were reported in the first nine months of 1997.

Direct costs decreased $2.4 million (28.6%) in the third quarter and $5.1 million (20.8%) in the first nine months of 1998 compared with the same periods of 1997. The decreases in 1998 direct costs were primarily the result of the decreases in revenues. In addition, direct costs in 1997 included higher costs incurred in the development of expanded syndicated research services which were not incurred in 1998. As a percentage of revenues, direct costs were 46.8% in the third quarter and 47.7% in the first nine months of 1998 compared with 49.0% in the third quarter and 48.8% in the first nine months of 1997. The changes in 1998 direct costs, as a percentage of 1998 revenues, are generally reflective of the changes in the mix of research services compared with 1997 as well as the effect of the syndicated research development costs incurred in 1997.

Selling, general and administrative (SG&A) expenses decreased approximately $.2 million (2.9%) in the third quarter and increased $.2 million in the first nine months of 1998 compared with the same periods of 1997. The decrease in SG&A for the third quarter of 1998 was principally in salaries and related expenses. The increase in SG&A for the first nine months of 1998 was the net effect of increases in rents, depreciation and professional and consulting fees partially offset by decreases in salaries and related expenses.

The lower provisions for incentive bonuses in the third quarter and nine month periods of 1998 compared with the same periods of 1997 resulted from the decreases in year-to-date operating income on which the incentive bonuses are calculated.

Interest expenses were approximately the same in the third quarters of 1998 and 1997 and were $40,000 higher in first nine months of 1998 compared with the same period of 1997 primarily because of higher average short-term bank borrowings.

Share of income in unconsolidated joint venture represents the Company's 25% interest in INTELECT ASW Marketing Services, LLC, a joint venture which began operations in late 1997. Minority interests in consolidated subsidiaries represent the portions of the losses of such subsidiaries, principally ASW-KMR, applicable to the minority shareholders of such entities.

Income tax benefits for the third quarter and nine month periods of 1998 and income tax provisions for the same periods of 1997 have been recorded at 41% of reported pretax income (loss). The income tax benefit for the first nine months of 1998 also includes a credit of $65,000, reported in the first quarter, representing accumulated tax over-provisions of prior years which are no longer required.

Financial Condition and Liquidity
---------------------------------

At September 30, 1998, the Company had working capital of $3.8 million and a current ratio of 1.33 to 1 compared with working capital of $4.7 million and a current ratio of 1.32 to 1 at December 31, 1997.

Cash flow from operations and borrowings under its credit facilities with its bank are the Company's principal sources of funds. The Company's cash flow and borrowings have historically been sufficient to provide funds for working capital, capital expenditures and payment of indebtedness. In June, 1998, the Company's secured line of credit with its bank was extended to June 30, 1999 and was increased from $4,000,000 to $5,000,000.

Net cash used in operating activities was $377,000 principally resulting from a net loss of $29,000, adjusted for non-cash expenses of $429,000, and decreases in accounts receivable of $3,122,000 offset primarily by decreases in accounts payable and accrued expenses of $2,246,000, accrued payroll and bonuses of $1,133,000, client billlings in excess of revenues earned of $261,000 and income taxes payable of $133,000.

Net cash used in investing activities was $785,000 resulting from the purchases of property and equipment.

Net cash provided by financing activities was $504,000 consisting principally of proceeds from short term bank borrowings of $1,000,000 offset by repayments of bank borrowings and other debt of $506,000.

The Company believes that its credit arrangements with its bank combined with its capital base and funds expected to be generated by its operations will be adequate to fund its planned capital expenditures, meet its debt obligations and finance its operations for at least the next twelve months.

Year 2000

The Company's efforts to ensure successful transition to the year 2000 began in 1997 with the creation of a Y2K team committed to achieving year 2000 compliance for all data processing and facility/environmental management systems. The plan calls for completion of all Y2K activities by the end of the third quarter of 1999.

The Y2K transition process is proceeding on schedule to date. The Company has completed the identification, inventory and prioritization of potentially affected systems, is engaged in the remediation process, and has contacted all known third party suppliers.

Internal systems have been grouped into the following categories:

  Data Collection                   Survey and Audit Data Processing
  Electronic Data Delivery          Sample Generation-Management
  Statistical Analysis              Data Base Management
  Financial - HR                    Graphics Arts and Production
  PC Desktop                        Network Infrastructure and Servers
  Operating and Utility Software    Voice Communications & Facilities Management

Remediation efforts are currently prioritized based largely upon the criticality of the system to the delivery of key products and the size and complexity of the compliance effort required. Remediation strategies include repair of non-compliant systems, upgrade/replacement with newer Y2K-compliant versions, and retirement of some obsolete applications and hardware.

The Company is working with its third party hardware and application software providers to assure a smooth transition for the Company's products that depend upon these systems. The Company has identified and initiated contact with all data suppliers and requested completion of a detailed Y2K compliance checklist. Alternative suppliers of U.S. survey data have been identified so as to minimize risk. Both U.S. and international suppliers of survey data will be required to conduct certification testing. Most suppliers of audit (e.g., point-of-sale) data, however, are large corporations whose data is important and would be difficult to replace. In the event of a worst case system failure by one or more key data suppliers, loss of point-of-sale data could have an immediate impact on the Company's ability to deliver comprehensive reports to clients in a timely manner.

The Company estimates its costs specifically related to this year 2000 work could range between $350,000 - $550,000 over the life of the project. Approximately 75 percent of the estimated expenditures are expected to relate to repairing or upgrading current systems and 25 percent to replacement of existing hardware and software. To date approximately $84,000 of this amount has been incurred.

Considerable work remains to be accomplished in a limited period of time, and unforeseen difficulties could conceivably arise which would adversely affect the Company's ability to complete its systems modifications correctly, completely, on time and/or within its cost estimate. To minimize these effects, contingency planning is a key component of the remediation process for each system, so as to be prepared for unforeseen system failures. In the event of such failures, the Company is in a position, in most cases, to employ alternative systems and programming solutions, which utilize time-date offset and data windowing techniques to continue operations with minimal disruption.

New Accounting Principles
-------------------------

During 1997, and 1998, the Financial Accounting Standards Board issued the following account standards: Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), Statement of Financial Accounting Standards No. 132 "Employers Disclosures about Pension and other Post retirement Benefit Plans" (SFAS No. 132) and Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities. The Company does not expect any material effect from adoption of SFAS Nos. 131, 132 and 133. The Company adopted SFAS No. 130 in the first quarter of 1998 and has reported comprehensive income (loss) as a component of equity.

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

Item 6.       Exhibits and Reports on Form 8-K.*

         a.   Exhibits:

              27.01     Financial Data Schedule

         b. Reports on Form 8-K:

              The Company did not file any reports on Form 8-K during the quarterly period ended September 30, 1998.




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




         November 12, 1998                   By: /s/  H. Arthur Bellows, Jr.
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